Form 10-Q
period 1997-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1997-08-12
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

                        Commission File Number  0-22743


                        VISTA MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       94-3184035
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                          5451 AVENIDA ENCINAS, SUITE A
                               CARLSBAD, CA  92008
                    (Address of principal executive offices)
                                 (760) 603-9120
                (Registrant's phone number, including area code)

                 ----------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                         (1)  Yes [X]   No [ ]
                         (2)  Yes [ ]   No [X]

As of August 11, 1997 there were 13,339,555 shares of $.01 par value common stock outstanding.
-------------------------------------------------------------------------------

                        VISTA MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . .    3
          Consolidated Statements of Operations. . . . . . . . . . . .    4
          Consolidated Statements of Cash Flows. . . . . . . . . . . .    5
          Notes to Consolidated Financial Statements . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . . . . .    8

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .   25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

                        Vista Medical Technologies, Inc.
                           Consolidated Balance Sheets

                                                                   June 30, 1997      December 31, 1996
                                                                   -------------      -----------------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .        $  1,276,045       $  10,119,529
   Short-term investments. . . . . . . . . . . . . . . . . .             248,000             165,000
   Accounts receivable . . . . . . . . . . . . . . . . . . .             259,991             526,119
   Inventories . . . . . . . . . . . . . . . . . . . . . . .           2,335,479           1,212,825
   Other current assets. . . . . . . . . . . . . . . . . . .             863,983             136,400
                                                                       ---------          ----------
                                                                       4,983,498          12,159,873
Total current assets
Property and equipment, net. . . . . . . . . . . . . . . . .           2,598,319           1,082,103
Patents and other assets . . . . . . . . . . . . . . . . . .           1,044,089           1,073,741
                                                                       ---------          ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .        $  8,625,906         $14,315,717
                                                                       ---------          ----------
                                                                       ---------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .          $  712,171          $  607,639
   Accrued compensation. . . . . . . . . . . . . . . . . . .             339,463             226,543
   Accrued liabilities . . . . . . . . . . . . . . . . . . .           1,262,567             520,584
                                                                       ---------          ----------
Total current liabilities. . . . . . . . . . . . . . . . . .           2,314,201           1,354,766

Commitments
Stockholders' equity:
   Convertible preferred stock, $01 par value:
      Authorized shares - 18,000,000
      Issued and outstanding shares -
          11,574,252 in 1996 and June 1997 . . . . . . . . .             115,742             115,742
      Preference in liquidation - $26,231,145. . . . . . . .
   Common stock, $01 par value:
      Authorized shares - 25,000,000 . . . . . . . . . . . .
      Issued and outstanding shares - 538,224 in 1996
         and 623,599 in June 1997. . . . . . . . . . . . . .               6,236               5,382
   Additional paid-in capital. . . . . . . . . . . . . . . .          29,345,386          28,615,223
   Notes receivable from stockholders. . . . . . . . . . . .             (93,375)            (93,375)
   Deferred compensation . . . . . . . . . . . . . . . . . .          (2,214,984)         (2,061,549)
   Accumulated deficit . . . . . . . . . . . . . . . . . . .         (20,847,300)        (13,620,472)
                                                                       ---------          ----------
Total stockholders' equity                                             6,311,705          12,960,951
                                                                       ---------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . .        $  8,625,906       $  14,315,717
                                                                       ---------          ----------
                                                                       ---------          ----------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                                    ---------------------------  ----------------------------
                                                                         1997           1996           1997           1996
                                                                    -----------     -----------  ------------     -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  505,444     $  698,535   $  1,334,662     $  939,578
Costs and expenses:
   Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .         764,901        489,238      1,590,927        673,719
   Research and development . . . . . . . . . . . . . . . . . .       1,554,055        671,927      3,067,923      1,204,653
   Sales and marketing. . . . . . . . . . . . . . . . . . . . .         957,238        476,245      1,701,899        789,175
   General and administrative . . . . . . . . . . . . . . . . .       1,180,278        546,825      2,344,500        946,183
                                                                      ---------      ---------      ---------      ---------
Total cost and expenses . . . . . . . . . . . . . . . . . . . .       4,456,472      2,184,235      8,705,249      3,613,730
                                                                      ---------      ---------      ---------      ---------

Loss from operations. . . . . . . . . . . . . . . . . . . . . .      (3,951,028)    (1,485,700)    (7,370,587)    (2,674,152)

Interest income . . . . . . . . . . . . . . . . . . . . . . . .          42,271          2,988        143,759         37,857
                                                                      ---------      ---------      ---------      ---------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(3,908,757)   $(1,482,712)   $(7,226,828)   $(2,636,295)
                                                                      ---------      ---------      ---------      ---------
Pro forma net loss per share. . . . . . . . . . . . . . . . . .        $  (0.43)      $  (0.17)      $  (0.80)      $  (0.30)
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------
Shares used in computing pro forma
    net loss per share. . . . . . . . . . . . . . . . . . . . .       9,096,083      8,626,898      9,086,602      8,626,898


                               See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended June 30
                                                                     -------------------------------
                                                                        1997                1996
                                                                     -----------         -----------

OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(7,226,828)        $(2,636,295)
Adjustments to reconcile net loss to net cash used for
  operating activities:

     Depreciation and amortization . . . . . . . . . . . . . . .         261,293              99,961
     Issuance of stock for services rendered . . . . . . . . . .          20,010                  --
     Amortization of deferred compensation . . . . . . . . . . .         517,664                  --
     Acquired in-process research and development. . . . . . . .
     Write-off of non recoverable patent costs . . . . . . . . .
     Minority interest in partnership. . . . . . . . . . . . . .
     Common stock received in exchange for license agreement . .
     Changes in operating assets and liabilities, net of effect of acquisitions:

         Accounts receivable . . . . . . . . . . . . . . . . . .         266,128             (28,467)
         Inventories . . . . . . . . . . . . . . . . . . . . . .      (1,122,654)           (616,927)
         Other current assets. . . . . . . . . . . . . . . . . .         (38,288)             (4,853)
         Accounts payable. . . . . . . . . . . . . . . . . . . .         104,532            (137,075)
         Accrued compensation. . . . . . . . . . . . . . . . . .         112,921                  --
         Accrued liabilities . . . . . . . . . . . . . . . . . .         741,984             104,685
                                                                       ---------           ---------
Net cash flows used for operating activities . . . . . . . . . .      (6,363,238)         (3,218,971)

INVESTING ACTIVITIES
Purchase of short-term investments . . . . . . . . . . . . . . .         (83,000)                 --
Purchase of property and equipment . . . . . . . . . . . . . . .      (1,747,856)           (471,051)
                                                                       ---------           ---------
Net cash flows used for investing activities . . . . . . . . . .      (1,830,856)           (471,051)

FINANCING ACTIVITIES
Deferred public offering costs . . . . . . . . . . . . . . . . .        (689,295)                 --
Proceeds from borrowings . . . . . . . . . . . . . . . . . . . .              --             999,067
Issuance of common stock . . . . . . . . . . . . . . . . . . . .          39,905              11,625
                                                                       ---------           ---------
Net cash flows provided by financing activities. . . . . . . . .        (649,390)          1,010,692

Net (decrease) increase in cash and cash equivalents . . . . . .      (8,843,484)         (2,679,330)
Cash and cash equivalents at beginning of period . . . . . . . .      10,119,529           3,234,175
                                                                       ---------           ---------
Cash and cash equivalents at end of period . . . . . . . . . . .    $  1,276,045          $  554,845
                                                                       ---------           ---------
                                                                       ---------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest . . . . . . . . . . . . . . . . . . . . .          $  196               $  --
                                                                       ---------           ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

Exercise of stock options for stockholder notes receivable . . .           $  --           $  63,750
                                                                       ---------           ---------
                                                                       ---------           ---------

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The Consolidated Financial Statements of Vista Medical Technologies, Inc. (the "Company") included in the Company's Registration Statement on Form S-1 (No. 333-22985), including the related Prospectus dated July 2, 1997 (the "Registration Statement"), contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.
The interim financial information herein are not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 1997.

2.   Initial Public Offering

     In July 1997, the Company completed an initial public offering ("IPO") of 4,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock") at a price of $9.00 per share, raising gross proceeds of $36.0 million before underwriters' commissions and expenses. In connection with the offering, an aggregate of 11,574,252 of the Company's previously issued Convertible Preferred Stock, par value $.01 per share, was converted on a four-for-three basis into an aggregate of 8,680,679 shares of common stock, par value $.01 per share.

3.   Computation of Pro Forma Net Loss Per Share

     Pro forma net loss per share is computed using the weighted average number of common shares and common stock equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when their effect is antidilutive except that the Securities and Exchange Commission requires common shares and common share equivalents issued during the twelve months prior to the initial filing of a proposed public offering to be included in the calculation as outstanding for all periods prior to the Company's initial public offering (using the treasury stock method). The calculation also gives effect to the conversion of all convertible preferred shares (using the if-converted method), which automatically converted into common shares upon completion of the Company's initial public offering.

4.   New Accounting Standard

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary Earnings Per Share ("EPS") with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate any impact on the calculation of EPS from the adoption of Statement 128.

5.   Inventories

                                          June 30, 1997   December 31, 1996
                                          -------------   -----------------
                                             (Unaudited)

          Parts and supplies . . . . . .    $ 1,036,256        $    567,707
          Work in process. . . . . . . .        857,910             286,099
          Finished goods . . . . . . . .        441,313             359,019
                                              ---------           ---------
                                            $ 2,335,479         $ 1,212,825
                                              ---------           ---------
                                              ---------           ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE REGISTRATION STATEMENT.

Overview

     The Company develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories and has generated minimal revenues from the sales of these products since its formation in July 1993. The Company expects to continue to incur substantial losses for at least the next 18 months. As of June 30, 1997, the Company's accumulated deficit was approximately $20.8 million.

Results of Operations

     Sales. The Company had revenues from product sales of $505,000 and $1,335,000 for the three- and six-months ended June 30, 1997, respectively, compared to $699,000 and $940,000 for the same periods in 1996. The decrease in sales for the three-month period was primarily due to reduced shipments to certain distributors of certain of the Company's non-core general surgery and ENT instrument product lines, partially offset by revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996, and increased original equipment manufacturer ("OEM") sales of the Company's endoscopic cameras compared to the year-earlier period. The increase in sales for the six-month period was due to increased OEM sales of the Company's endoscopic cameras to new and existing customers and revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996.

     Cost of Sales. The Company's cost of sales were $765,000 and $1,591,000 for the three- and six-months ended June 30, 1997, respectively, and $489,000 and $674,000 for the three- and six-months ended June 30, 1996, respectively, an increase of $276,000 and $917,000, respectively. The increase for both the three- and six-month periods was primarily due to manufacturing scale-up expenses the Company incurred to accommodate new product launches targeted at cardiothoracic and HNS markets. The Company expects to continue to incur expenses related to manufacturing scale-up associated with these product launches during the third and fourth quarters of 1997.

     Research and Development Expenses. Research and development expenses increased to $1,554,000 and $3,068,000 for the three- and six-months ended June 30, 1997, respectively, from $672,000 and $1,205,000 for the corresponding periods in 1996. The increase in research and development expenses for both the three- and six-month periods was attributable to continued development and expansion of the Company's research and development organization focused on development, prototyping and evaluation of new products and consisted of increases in staffing and related supply and occupancy costs. Contracted research and development effort also contributed to the increase. The Company believes that a significant level of investment for product development and evaluation is necessary to maintain its technological advantage and, accordingly, anticipates that it will continue to increase its spending in research and development on an absolute dollar basis.

     Sales and Marketing Expenses. Sales and marketing expenses were $957,000 and $1,702,000 for the three- and six-months ended June 30, 1997, respectively, and $476,000 and $789,000 for the same periods in 1996. These increases in sales and marketing expenses were attributable to the Company's development and expansion of its sales force, increased marketing efforts associated with commercialization of new products, and commissions and other expenses related to revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996. The Company expects that such expenses will continue to increase as it expands its sales and marketing efforts in connection with commercialization of new products.

     General and Administrative Expenses. The Company's general and administrative expenses increased to $1,180,000 and $2,344,000 for three -and six-months ended June 30, 1997, respectively from $547,000 and $946,000 for the corresponding periods in 1996. These increases are primarily due to increases in staffing and related expenses associated with the continued development of the Company's administrative infrastructure, amortization of deferred compensation in connection with the grant of certain stock options in 1996 and early 1997, expansion of the Company's information and communication systems, and increases in legal and professional fees associated with business development efforts. The Company expects its general and administrative expenses to continue to increase in the future as it increases its administrative staff and systems to manage the growth of the Company and as a result of increases in expenses associated with being a public company.

     Interest Income. The Company had net interest income of $42,000 and $144,000 for the three- and six-month periods ended June 30, 1997, respectively, as compared to $3,000 and $38,000 for the corresponding periods in 1996. The increase for both the three- and six-month periods was due primarily to increasing average investment balances of the Company's excess cash.

Liquidity and Capital Resources

     The Company completed its initial public offering in July 1997, raising approximately $32.8 million net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing of certain of the Company's technology.

     Net cash used in operating activities for the six months ended June 30, 1997 was $6,363,000 compared to net cash used of $3,219,000 for the corresponding six-month period in 1996. The increase in net cash used in operating activities was primarily attributable to increasing net losses during the 1997 period.

     Net cash used in investing activities was $1,831,000 for the six months ended June 30, 1997 compared to $471,000 for the same period in 1996. The increase is primarily attributable to the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations.

     Net cash used in financing activities was $649,000 for the six months ended June 30, 1997 compared to net cash provided by financing activities of $1,011,000 for the same period in 1996. The cash used in financing activities in the 1997 period was associated with expenses related to the Company's IPO which was completed in July 1997. For the fiscal 1996 period, cash from financing activities was primarily attributable to bridge financing provided by certain of the Company's then current investors while the Company was completing the private sale of preferred stock.

      In July 1997, the Company reached agreement on the principal terms of a $10.0 million credit line to finance the placement with customers of its Series 8000 Cardiac product on a pay per procedure basis rather than through an upfront capital payment, although there can be no assurance that the Company will enter into definitive loan documents on the terms agreed, if at all.

     The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with its existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through 1998.

Risks and Uncertainties

     THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE CONSIDERED CAREFULLY IN EVALUATING VISTA MEDICAL TECHNOLOGIES AND ITS BUSINESS.

     DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS. Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As June 30, 1997, the Company had incurred cumulative net losses of $20.8 million since its formation. The Company expects to incur substantial and increasing operating losses before it will reach profitability, if at all. Furthermore, the Company expects its expenses in all categories to increase as its marketing and other business activities expand. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which the Company's products gain market acceptance; the progress and scope of product evaluations; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; and the costs of developing marketing and distribution capabilities. The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with its existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through 1998. If, at or prior to such time, the net proceeds of the IPO, together with available funds and cash generated from operations, are insufficient to satisfy the Company's cash needs, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. The Company's inability to fund its capital and operational requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON AND UNCERTAINTY REGARDING COMMERCIALIZATION OF SERIES 8000. The Series 8000 Advanced Visualization and Information System ("Series 8000") for minimally invasive cardiac surgery is the Company's primary near-term product focus and is expected to account for the majority of the Company's revenues over the next several years. In international markets, however, regulatory clearance or approval is required before the system can be widely marketed. There can be no assurance that demand for the Series 8000 will be sufficient to achieve profitable operations.

     Development of certain peripheral components of the Series 8000 has not yet been finalized, and final prototypes have not yet been completed. There can be no assurance that such development efforts will be successful or that the Company's products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, cleared or approved by regulatory authorities or successfully marketed.

     Evaluations of the Series 8000 conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the system. Based on a limited number of clinical and laboratory procedures performed to date, there can be no assurance that visualization and information system enhancements incorporated, or to be incorporated, in the Series 8000 will prove suitable for use by a substantial number of cardiothoracic surgeons. If the Series 8000 proves unsuitable for a number of surgeons to use, the potential markets and applications for the Company's products would be significantly limited. Widespread use of the Series 8000 will require training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect market acceptance. Failure to successfully commercialize the Series 8000 would have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY OF CLINICAL ADOPTION OF MINIMALLY INVASIVE MICROSURGICAL PROCEDURES. The Company's near-term products are being developed in order to enable cardiothoracic and HNS surgeons to perform MIM surgical procedures using their existing skills coupled with training and complementary equipment being developed by other companies. Accordingly, the Company's success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments. To date, MIM surgical procedures have only been performed on a very limited basis by a small number of highly skilled surgeons. The Company is unable to predict how quickly, if at all, MIM surgical procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

     Most patients with cardiovascular disease first consult with a cardiologist, who then may treat the patient with pharmaceuticals or non-surgical interventions, such as angioplasty and intravascular stents, or refer the patient to a cardiac surgeon for open-chest coronary artery bypass graft ("CABG") surgery. Cardiologists may not recommend MIM procedures until such time, if at all, as such procedures can successfully be demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may choose not to recommend MIM procedures until such time, if at all, as such procedures are proven to be as efficacious as conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s.

     Even if the clinical efficacy of MIM procedures is established in cardiac and other specialties, surgeons, specialists and other physicians may choose not to recommend the procedures for any number of other reasons. Clinical adoption will depend, for example, upon the Company's ability to facilitate training of surgeons to perform MIM surgery and the willingness of such surgeons to perform such procedures. Physicians may similarly elect not to recommend the MIM procedure based on possible unavailability of acceptable reimbursement from health care payors. Health care payor acceptance may require evidence of the cost effectiveness of MIM procedures as compared to other currently available treatments. The Company believes that physician endorsements will be essential for clinical adoption of MIM procedures, and there can be no assurance that any such endorsements will be obtained in a timely manner, if at all. Patient acceptance of the procedure will depend upon such physician recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

     There can be no assurance that MIM procedures will gain clinical adoption. Failure of these procedures to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

     LACK OF COMMERCIAL MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company lacks experience in manufacturing the products under development, including the Series 8000, in the quantities that would be necessary for the Company to achieve significant commercial sales. The manufacture of the Company's products primarily involves the assembly of a number of sub-assemblies and components. Companies such as the Company often encounter difficulties in scaling up manufacturing of products, which difficulties could include problems involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with U.S. Food and Drug Administration ("FDA") regulations and the need for further FDA approval of new manufacturing processes and facilities and other production constraints. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company will also require additional manufacturing facilities as production volumes increase; acquisition of new manufacturing facilities will likely involve relocation. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company has and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third party subcontractors, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, or that FDA Good Manufacturing Practices ("GMP") requirements can be met and that such a transition would not materially adversely affect the Company's business, financial condition and results of operations.

     LIMITED SALES, MARKETING, DISTRIBUTION AND TECHNICAL SUPPORT EXPERIENCE. The Company has organized its sales and marketing efforts by the Company's CardioThoracic Surgery and HNS Microsurgery divisions. The Company currently markets its cardiothoracic products in North America through six direct (Company employee) sales representatives and 30 independent sales representatives. The Company is in the process of hiring up to six additional direct sales representatives to support the introduction of its Series 8000 by the CardioThoracic Surgery division. A similar combination of direct and independent sales representatives will market the products of the Company's HNS Microsurgery division. Establishment of a sales force capable of effectively commercializing the Company's systems will require substantial efforts and significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis or at all.

     The Company believes that a critical element of its sales efforts in North America will be the provision of technical support, including training and clinical validation efforts, to its customers. Provision of an adequate level of such support on a timely basis requires significant financial resources. There can be no assurance that the Company will be able to provide an adequate level of technical support on a timely basis, or at all.

     POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY.
The Company uses or relies on certain components and services used in its systems that are provided by sole source suppliers. The manufacture of the Company's products in larger commercial quantities will require a substantial increase in component supplies and will likely necessitate the replacement of current suppliers or the addition of new suppliers. The qualification of additional or replacement vendors for certain components or services is a lengthy process. In addition, the substitution of replacement vendors may entail re-engineering time and cost and could delay the supply of the Company's products.

     The Company expects to manufacture its products based on forecasted product orders and intends to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly and depend on factors such as the business practices of the specific supplier, contract terms and general demand for a component at a given time. Certain components used in the Company's products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

     Any significant supply interruption, or inventory shortage or overage, would have a material adverse effect on the Company's ability to manufacture the Company's products and, therefore, a material adverse effect on its business, financial condition and results of operations.

     NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States. Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by certain state agencies. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

     In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. The Company's products to date have either been classified as Class I or Class II devices.

     Class I devices are subject to general controls (e.g., establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to GMP standards). Class II devices are subject to general controls and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices). Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A pre-market approval ("PMA") application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application. A PMA typically takes several years to be approved by the FDA.

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a PMA, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device substantially equivalent to a predicate device. The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence. The FDA requires a rigorous demonstration of substantial equivalence.

     Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an FDA substantial equivalence order permitting the marketing of a device is received by the person who submitted the 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 200 days. An FDA letter may declare that the device is substantially equivalent to a legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information will delay market introduction of the product that is the subject of the 510(k) notification.

     All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA's investigational device exemption ("IDE") regulations. If the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the result of animal and bench testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. If the device presents a "non-significant risk," approval by an Institutional Review Board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements. However, the FDA can disagree with a non-significant risk device finding.

     Any products manufactured or distributed by the Company are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, GMP requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA. A new 510(k), PMA or PMA supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), PMA or PMA supplement.

     Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. After June 1998, all medical devices sold in the European Union must bear the CE mark. Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest. Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a European Notified Body. After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the Notified Body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

     Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE; SIGNIFICANT COMPETITION. The medical device market is characterized by intensive development efforts and rapidly advancing technology. The future success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competing innovations. There can be no assurance, however, that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products.

     The Company believes that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than that of the Company, are focusing on the development of visualization products for MIM. Several companies are currently developing and marketing visualization products for MIM which could be applied to cardiac surgery. There can be no assurance that the Company will be successful in competing with any such companies.

     Technological advances with other therapies for heart disease such as drugs, interventional cardiology procedures or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than MIM surgical procedures and could render MIM cardiac surgery obsolete.

     There can be no assurance that physicians will use MIM surgical procedures to replace or supplement established treatments, such as conventional open-chest heart surgery, angioplasty or intravascular stents, or that MIM cardiac surgery will be competitive with current or future technologies. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations.

     RELIANCE ON STRATEGIC RELATIONSHIPS. The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its products. The Company's future success may depend, in part, on its relationships with such partners, including, for example, the Company's relationships with Medtronic Inc. and Heartport, Inc. The Company will have limited or no control over the resources that any partner may devote to the Company's products, or over its partners' development and marketing efforts. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development or marketing of the Company's potential products. Any parallel development by a partner of alternate technologies, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of a collaborative agreement or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that these partners may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationship will be successful.

     FLUCTUATIONS IN OPERATING RESULTS. Results of operations of the Company may vary significantly from quarter to quarter depending upon numerous factors, including the following: timing and results of product evaluations; delays associated with the FDA and other regulatory approval processes; demand for and utilization of the Company's products; changes in pricing policies by the Company or its competitors; changes in third-party payment guidelines; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; and the level of international sales.

     UNCERTAINTY RELATING TO THIRD-PARTY PAYMENTS. The Company expects that sales volumes and prices of the Company's products will be directly influenced by the profitability to, or cost-effectiveness for, hospitals of the procedures in which the Company's products are involved. Profitability levels are directly related to the level of payments for these procedures, either by Medicare or private insurance companies, and it is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. The Company expects that its products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare compensates hospitals at a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which the Company's products are intended to be used.

     If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the acceptance by the prevailing health care financing system in each country. Health care financing systems in international markets vary significantly by country and include both government sponsored health care programs and private insurance. There can be no assurance that these financing systems will endorse use of the Company's technology.

     The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance, as to either United States or foreign markets, that funding will be available or adequate, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing surgical procedures. The unavailability or inadequacy of third-party payor coverage or reimbursement would have a material adverse effect on the Company's business, financial condition and results of operations.

     RISK RELATING TO INTERNATIONAL OPERATIONS. In the event the Company is successful in developing its products, manufacturing them in commercial quantities and receiving necessary FDA and foreign regulatory registrations or approvals, the Company plans to market its products in international markets, either on its own or with its strategic partners. The Company has limited experience in marketing its products overseas. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The anticipated international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which the Company's products under development are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death and there can be no assurance that the Company will not experience any material product liability losses in the future. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. The Company's current product liability insurance coverage limit is $4.0 million in the aggregate. There can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are used in clinical evaluations or successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of July 30, 1997, the Company had exclusive ownership rights to seven issued United States patents, nine pending United States patent applications and eight pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure of such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future success will depend, in part, on its ability to continue to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. The patent positions of medical device companies, including the Company, however, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would result in substantial expense to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of proprietary rights of third parties or whether the Company's products, processes or procedures infringe any such third-party proprietary rights. The Company may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial expense to the Company, to determine the priority of inventions covered by the Company's issued United States patents or pending patent applications. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to enjoin importation of products which would compete unfairly with products of the Company. Any adverse outcome of any patent litigation (including interference proceedings) could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require the Company to cease using the technology in dispute.

     Patent applications in the United States are maintained in secrecy until a patent issues, and patent applications in foreign countries are maintained in secrecy for a period of time after filing. After such period of time, and usually before the grant of the patent, patent applications in foreign countries are published. While publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications, such publication may enable the Company's competitors to ascertain what areas of research or development the Company is engaged in prior to the Company's receipt of patent protection in the United States or foreign countries relating to such research or development.

     In general, the development of visualization and information systems and related surgical instruments and accessories is intensely competitive. Patents issued and patent applications filed relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. There can also be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the Company.

     The Company relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect its rights to such unpatented proprietary technology. No assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against the Company. The Company also relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants to protect its proprietary technology. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, the Company's agreements with its employees and consultants require disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company. The extent to which efforts by others will result in patents and the effect on the Company of the issuance of such patents is unknown. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has in-licensed certain aspects of its technology. In September 1995, Mr. H. McKinley and McKinley Optics, Inc. (collectively, "McKinley") granted to the Company a perpetual, exclusive, worldwide license in the medical field to make, have made, modify, use, lease, market, sell and otherwise distribute certain endoscopes and other medical products incorporating a stereo objective lens and/or a relay lens configuration. Under the terms of this license agreement, Vista Medical is obligated to pay McKinley an annual maintenance royalty, additional royalties upon the sale of certain numbers of systems incorporating the McKinley technology and royalties on net sales of products incorporating the McKinley technology. The exclusive license granted under this agreement becomes a non-exclusive license (or, under certain circumstances, the license terminates) in the event Vista Medical fails to pay any royalties following receipt of notice of such failure to pay. In addition, Vista Medical has the right to terminate the agreement with limited notice.

     In June 1996, Fuji Film Co. and Fuji Photo Optical Co., Ltd. (collectively, "Fuji") granted to the Company a non-exclusive license to certain optical zoom technology for use in endoscopes. Vista Medical is obligated to pay royalties on net sales of products in the United States which incorporate Fuji's technology. Fuji may terminate the agreement if Vista Medical does not cure any violation of the agreement within a limited period of time. Failure of the Company to retain rights to these technologies could have a material, adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL AND ADVISORS. The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing and sales and support personnel for its operations. The Company has not entered into any employment contracts or arrangements with any of its employees. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition and results of operations.

     The Company has established two Clinical Advisory Boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, the other focused on a number of HNS microsurgery and other specialties. Members of the Clinical Advisory Boards consult with the Company exclusively in the field of visualization, but are free to consult with other instrumentation companies and are employed elsewhere on a full-time basis. As a result, they only spend a limited amount of time on the Company's affairs. Although the Company has entered into consulting agreements, with terms ranging from 12 months to two years, including confidentiality provisions with each of the members of the Clinical Advisory Boards, there can be no assurance that the consulting and confidentiality agreements between the Company and each of the members of the Clinical Advisory Boards will not be terminated or breached. In addition, there can be no assurance that any of such agreements will be renewed upon termination.

     NEED TO MANAGE A CHANGING BUSINESS. In order to compete effectively against current and future competitors, prepare additional products for potential commercialization and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of development and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its work force. The Company is in the final stages of implementing an integrated financial, manufacturing and inventory information system. Implementing such a system can be time-consuming and expensive and requires significant management resources. There can be no assurance that such system will be implemented on a timely basis. All of the foregoing demands will require the addition of new management personnel. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, financial condition and results of operations.

     POTENTIAL VOLATILITY OF STOCK PRICE. The market prices and trading volumes for securities of emerging companies, like the Company, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance of such companies. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, changes in financial estimates by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its competitors, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for shares of early stage companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

     HAZARDOUS MATERIALS. The Company's research and development may involve the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resultant damages, and any such liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations.

     NO DIVIDENDS. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF SECOND
RESTATED CERTIFICATE OF   INCORPORATION, BYLAWS AND DELAWARE LAW.  The
Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

     In addition, the Company's Second Restated Certificate of Incorporation provides for a classified Board of Directors such that approximately one-third of the members of the Company's Board of Directors are elected at each annual meeting of stockholders. Such classification of the Company's Board of Directors may have the effect of delaying, deferring or discouraging changes in control of the Company. Making more difficult or discouraging a change in control of the Company may adversely affect the market price of the Common Stock.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 19, 1997, the stockholders approved an amendment to the Company's 1997 Stock Option/Stock Issuance Plan by written consent, pursuant to which the maximum number of common shares any one person participating in the plan may receive in the form of options, stock appreciation rights and direct stock issuances in the aggregate per calendar year was increased to 300,000. Holders of 511,502 shares of common stock and 9,334,667 shares of preferred stock voted in favor of the amendment, representing 80.8% of the Company's outstanding capital stock. No abstentions or broker non-votes were received.

Item 6.   Exhibits and Reports on Form 8-K

A)        Exhibits

          27   Financial Data Schedule

B)        Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VISTA MEDICAL TECHNOLOGIES, INC.


Date:  August 12, 1997                  /s/ John R. Lyon
       ----------------            --------------------------------------------
                                   John R. Lyon
                                   President, Chief Executive Officer and
                                   Director

Date:  August 12, 1997                  /s/ Robert J. De Vaere
       ----------------            --------------------------------------------
                                   Robert J. De Vaere
                                   Director of Finance and Administration and
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)