Form 10-Q
period 1997-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1997-11-13
CIK 1035181

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                         OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM              TO              .
                                                ------------    --------------

                           COMMISSION FILE NUMBER  0-22743


                           VISTA MEDICAL TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)


       DELAWARE                                          94-3184035
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                            5451 AVENIDA ENCINAS, SUITE A
                                 CARLSBAD, CA  92008
                       (Address of principal executive offices)
                                    (760) 603-9120
                   (Registrant's phone number, including area code)
                   ------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                           (1)  Yes [X]   No [ ]
                           (2)  Yes [X]   No [ ]

As of November 10, 1997 there were 13,389,663 shares of $.01 par value common stock outstanding.
-----------------------------------------------------------------------

                       VISTA MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets ...................................   3
         Consolidated Statements of Operations .........................   4
         Consolidated Statements of Cash Flows .........................   5
         Notes to Consolidated Financial Statements ....................   6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations ..............   8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................  25

SIGNATURES .............................................................  26

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Vista Medical Technologies, Inc.
                          Consolidated Balance Sheets


                                                      September 30, 1997   December 31, 1996
                                                      ------------------   -----------------
                                                         (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . .   $  6,690,458        $ 10,119,529

   Short-term investments & securities
   available for sale. . . . . . . . . . . . . . . . .     22,040,577             165,000

   Accounts receivable . . . . . . . . . . . . . . . .      1,114,718             526,119

   Inventories . . . . . . . . . . . . . . . . . . . .      3,832,790           1,212,825

   Other current assets. . . . . . . . . . . . . . . .        330,044             136,400
                                                         ------------        ------------
                                                           34,008,587          12,159,873
Total current assets
Property and equipment, net. . . . . . . . . . . . . .      2,769,634           1,082,103

Patents and other assets . . . . . . . . . . . . . . .        999,334           1,073,741
                                                         ------------        ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .   $ 37,777,555        $ 14,315,717
                                                         ------------        ------------
                                                         ------------        ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable. . . . . . . . . . . . . . . . . .   $  1,606,465        $    607,639

   Accrued compensation. . . . . . . . . . . . . . . .        433,624             226,543

   Accrued liabilities . . . . . . . . . . . . . . . .      1,081,220             520,584
                                                         ------------        ------------

Total current liabilities. . . . . . . . . . . . . . .      3,121,309           1,354,766

Commitments

Stockholders' equity:

 Convertible preferred stock, $.01 par value:

   Authorized shares - 18,000,000

   Issued and outstanding shares -

   11,574,252 in 1996, no shares outstanding
     September 1997. . . . . . . . . . . . . . . . . .                            115,742

   Common stock, $.01 par value:

      Authorized shares - 25,000,000

      Issued and outstanding shares - 538,224 in 1996

         and 13,339,555 in September 1997. . . . . . .        133,396               5,382

   Additional paid-in capital. . . . . . . . . . . . .     62,186,392          28,615,223

   Unrealized gain/(loss) on investments . . . . . . .          2,352

   Notes receivable from stockholders. . . . . . . . .        (93,375)            (93,375)

   Deferred compensation . . . . . . . . . . . . . . .     (1,959,248)         (2,061,549)

   Accumulated deficit . . . . . . . . . . . . . . . .    (25,613,271)        (13,620,472)
                                                         ------------        ------------

Total stockholders' equity . . . . . . . . . . . . . .     34,656,246          12,960,951
                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'

 EQUITY. . . . . . . . . . . . . . . . . . . . . . . .   $ 37,777,555        $ 14,315,717
                                                         ------------        ------------
                                                         ------------        ------------



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                See accompanying notes

                           VISTA MEDICAL TECHNOLOGIES, INC.
                        Consolidated Statements of Operations
                                     (Unaudited)




                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
                                                    1997            1996               1997             1996
                                                -----------    -----------         ------------     -----------
Sales. . . . . . . . . . . . . . . . . . . .    $ 1,228,666    $   573,336         $  2,563,328     $ 1,512,913

Costs and expenses:

    Cost of sales. . . . . . . . . . . . . .      1,547,175        595,753            3,138,103       1,269,469

    Research and development . . . . . . . .      1,793,068      1,129,779            4,860,991       2,334,432

    Sales and marketing. . . . . . . . . . .      1,493,546        483,892            3,195,445       1,273,067

    General and administrative . . . . . . .      1,327,471        573,748            3,671,971       1,519,933
                                                -----------    -----------         ------------     -----------
Total cost and expenses. . . . . . . . . . .      6,161,260      2,783,172           14,866,510       6,396,901
                                                -----------    -----------         ------------     -----------


Loss from operations . . . . . . . . . . . .     (4,932,594)    (2,209,836)         (12,303,182)     (4,883,988)


License income/(expense) . . . . . . . . . .       (249,993)                           (249,993)

Interest income. . . . . . . . . . . . . . .        416,615         26,979              560,375          64,835
                                                -----------    -----------         ------------     -----------

Net loss . . . . . . . . . . . . . . . . . .    $(4,765,972)   $(2,182,857)        $(11,992,800)    $(4,819,153)
                                                -----------    -----------         ------------     -----------
                                                -----------    -----------         ------------     -----------

Net loss per share . . . . . . . .              $     (0.36)   $     (0.25)        $      (1.18)    $     (0.56)
                                                -----------    -----------         ------------     -----------
                                                -----------    -----------         ------------     -----------

Shares used in computing
 net loss per share. . . . . . . . . . . . .     13,286,890      8,626,898           10,197,491       8,626,898




                                See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                Nine Months  Ended September 30
                                                              -----------------------------------
                                                                   1997                  1996
                                                              -------------          -------------
OPERATING ACTIVITIES

Net loss . . . . . . . . . . . . . . . . . . . . . . .        $(11,992,800)         $(4,819,153)

Adjustments to reconcile net loss to net cash used for operating activities:

   Depreciation and amortization . . . . . . . . . . .             689,060              251,700

   Issuance of stock for services rendered . . . . . .              20,010

   Amortization of deferred compensation . . . . . . .             773,399

   Acquired in-process research and development. . . .

   Write-off of non recoverable patent costs. . . . . .

   Minority interest in partnership. . . . . . . . . .

   Common stock issued in exchange for
     license agreement . . . . . . . . . . . . . . . .             249,993

   Changes in operating assets and liabilities, net of effect of acquisitions:

       Accounts receivable . . . . . . . . . . . . . .            (588,598)             277,709

       Inventories . . . . . . . . . . . . . . . . . .          (2,619,965)            (634,548)

       Other current assets. . . . . . . . . . . . . .            (207,771)            (126,700)

       Accounts payable. . . . . . . . . . . . . . . .             998,827             (244,634)

       Accrued compensation. . . . . . . . . . . . . .             207,081

       Accrued liabilities . . . . . . . . . . . . . .             560,637              158,863
                                                              --------------         -------------
                                                               (11,910,127)          (5,136,763)

Net cash flows used for operating activities

INVESTING ACTIVITIES

Purchase of short-term investments . . . . . . . . . .         (21,859,097)

Purchase of property and equipment . . . . . . . . . .          (2,302,185)            (590,493)
                                                              ---------------        -------------
Net cash flows used for investing activities. . . . .          (24,161,282)            (590,493)

FINANCING ACTIVITIES

Issuance of common stock . . . . . . . . . . . . . . .          32,642,338               13,313

Issuance of convertible preferred stock, net . . . . .                                5,080,538
                                                              --------------         -------------

Net cash flows provided by financing activities . . .           32,642,338            5,093,851

Net (decrease) increase in cash and cash equivalents .          (3,429,071)            (633,405)

Cash and cash equivalents at beginning of period . . .          10,119,529            3,234,175
                                                              --------------         -------------
Cash and cash equivalents at end of period . . . . . .          $6,690,458           $2,600,770
                                                              --------------         -------------
                                                              --------------         -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest . . . . . . . . . . . . . . . .          $      196           $      183
                                                              --------------         -------------
                                                              --------------         -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

Exercise of stock options for stockholder
 notes receivable. . . . . . . . . . . . . . . . . . .          $                    $   63,750
                                                              --------------         ------------
                                                              --------------         ------------



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

    The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 1997.

2.  Initial Public Offering

    In July 1997, the Company completed an initial public offering ("IPO") of 4,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock") at a price of $9.00 per share, raising gross proceeds of $36.0 million before underwriters' commissions and expenses. In connection with the IPO, an aggregate of 11,574,252 of the Company's previously issued Convertible Preferred Stock, par value $.01 per share, was converted on a four-for-three basis into an aggregate of 8,680,679 shares of Common Stock, par value $.01 per share.

3.  Computation of Net Loss Per Share

    Net loss per share is computed using the weighted average number of common shares and common stock equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when their effect is antidilutive except that the Securities and Exchange Commission requires common shares and common share equivalents issued during the twelve months prior to the initial filing of a proposed public offering to be included in the calculation as outstanding for all periods prior to the Company's IPO (using the treasury stock method). The calculation also gives effect to the conversion of all convertible preferred shares (using the if-converted method), which automatically converted into common shares immediately prior to the completion of the Company's IPO.

4.  New Accounting Standard

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"), which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary Earnings Per Share ("EPS") with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate any impact on the calculation of EPS from the adoption of Statement No. 128.

5.  Inventories

                                       September 30, 1997     December 31, 1996
                                       ------------------     -----------------
                                           (Unaudited)

         Parts and supplies. . . . . .      $1,228,528           $  567,707
         Work in process . . . . . . .       1,817,683              286,099
         Finished goods. . . . . . . .         786,579              359,019
                                            ----------           ----------
                                            $3,832,790           $1,212,825
                                            ----------           ----------
                                            ----------           ----------

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

Overview

    The Company develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories and has generated minimal revenues from the sales of these products since its formation in July 1993. The Company expects to continue to incur substantial losses for at least the next 15 months. As of September 30, 1997, the Company's accumulated deficit was approximately $25.6 million.

Results of Operations

    Sales. The Company had revenues from product sales of $1,229,000 and $2,563,000 for the three- and nine-months ended September 30, 1997, respectively, compared to $573,000 and $1,513,000 for the same periods in 1996. The increase in sales for the three- and nine-month periods was primarily due to sales of the Company's Series 8000 Advanced Visualization and Information ("Series 8000") product for minimally invasive cardiac surgery launched during the third quarter, revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996, and increased original equipment manufacturer ("OEM") sales of the Company's endoscopic cameras compared to the year-earlier period.

    Cost of Sales. The Company's cost of sales were $1,547,000 and $3,138,000 for the three- and nine-months ended September 30, 1997, respectively, and $596,000 and $1,269,000 for the three- and nine-months ended September 30, 1996, respectively, an increase of $951,000 and $1,869,000, respectively. The increase for both the three- and nine-month periods was primarily due to costs corresponding to the growth in revenues and manufacturing scale-up expenses the Company incurred to accommodate new product launches targeted at cardiothoracic and HNS markets, including the Series 8000 product. The Company expects to incur additional expenses related to manufacturing scale-up associated with these product launches during the fourth quarter of 1997.

    Research and Development Expenses. Research and development expenses increased to $1,793,000 and $4,861,000 for the three- and nine-months ended September 30, 1997, respectively, from $1,130,000 and $2,334,000 for the corresponding periods in 1996. These increases in research and development expenses for both the three- and nine-month periods were attributable to continued development and expansion of the Company's research and development organization focused on development, prototyping and evaluation of new products and consisted primarily of increases in staffing and related supply and occupancy costs. Contracted research and development effort also contributed to the increase. The Company believes that a significant level of investment for product development and evaluation is necessary to maintain its technological advantage and, accordingly, anticipates that it will continue to increase its spending in research and development on an absolute dollar basis.

    Sales and Marketing Expenses. Sales and marketing expenses were $1,494,000 and $3,195,000 for the three- and nine-months ended September 30, 1997, respectively, and $484,000 and $1,273,000 for the same periods in 1996. These increases in sales and marketing expenses were attributable to the Company's development and expansion of its sales force, increased marketing efforts associated with commercialization of new products, and commissions and other expenses related to revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996. The Company expects that such expenses will continue to increase on an absolute dollar basis in the future as it expands its sales and marketing efforts in connection with commercialization of new products.

    General and Administrative Expenses. The Company's general and administrative expenses increased to $1,327,000 and $3,672,000 for three -and nine-months ended September 30, 1997, respectively from $574,000 and $1,520,000 for the corresponding periods in 1996. These increases were primarily due to increases in staffing and related expenses associated with the continued development of the Company's administrative infrastructure, amortization of deferred compensation in connection with the grant of certain stock options in 1996 and early 1997, increases in legal and professional fees and costs associated with being a public company. The Company expects its general and administrative expenses to continue to increase in the future as it increases its administrative staff and systems to manage the growth of the Company and as a result of increases in expenses associated with being a public company.

    License Expense. The Company had license expense totaling $250,000 in both the three- and nine months ended September 30, 1997 and had no such charges for the corresponding periods in 1996. These expenses related to software, documentation and trademarks the Company gained exclusive worldwide rights to from GDE Systems, Inc. in February 1997. The Company is required to pay future minimum royalties of $250,000 payable by December 31, 1998.

    Interest Income. The Company had net interest income of $417,000 and $560,000 for the three- and nine-month periods ended September 30, 1997, respectively, as compared to $27,000 and $65,000 for the corresponding periods in 1996. These increases for both the three- and nine-month periods were due primarily to increasing average investment balances of the Company's excess cash following the Company's IPO.

Liquidity and Capital Resources

    The Company completed its IPO in July 1997, raising approximately $32.8 million net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing certain of the Company's technology.

    Net cash used in operating activities for the nine months ended September 30, 1997 was $11,910,000 compared to net cash used of $5,137,000 for the corresponding nine-month period in 1996. The increase in net cash used in operating activities was primarily attributable to increasing net losses during the 1997 period.

    Net cash used in investing activities was $24,161,000 for the nine months ended September 30, 1997 compared to $590,000 for the same period in 1996. The increase is primarily attributable to the purchase of short-term investments and the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations.

    Net cash provided by financing activities was $32,642,000 for the nine months ended September 30, 1997 compared to $5,094,000 for the same period in 1996. The net cash provided by financing activities in 1997 was primarily attributable to proceeds from the Company's IPO, while the net cash provided in 1996 was primarily attributable to the private sale of preferred stock.

     In October 1997, the Company completed a $10.0 million Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of its Series 8000 product on a pay per procedure basis rather than through an upfront capital payment.

    The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with borrowings available under the $10.0 million Loan Agreement, existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through 1998.

Risks and Uncertainties

    THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE CONSIDERED CAREFULLY IN EVALUATING VISTA MEDICAL TECHNOLOGIES AND ITS BUSINESS.

    DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS. Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of September 30, 1997, the Company had incurred cumulative net losses of $25.6 million since its formation. The Company expects to incur substantial and increasing operating losses before it will reach profitability, if at all. Furthermore, the Company expects its expenses in all categories to increase as its marketing and other business activities expand. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which the Company's products gain market acceptance; the progress and scope of product evaluations; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; and the costs of developing marketing and distribution capabilities. The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with borrowings available under the $10.0 million Loan Agreement, existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through 1998. If, at or prior to such time, the net proceeds of the IPO, together with available funds and cash generated from operations, are insufficient to satisfy the Company's cash needs, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. The Company's inability to fund its capital and operational requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON AND UNCERTAINTY REGARDING COMMERCIALIZATION OF SERIES 8000. The Series 8000 for minimally invasive cardiac surgery is the Company's primary near-term product focus and is expected to account for the majority of the Company's revenues over the next several years. In international markets regulatory clearance or approval is also required before the system can be widely marketed. There can be no assurance that demand for the Series 8000 will be sufficient to achieve profitable operations.

    Development of certain peripheral components of the Series 8000 has not yet been finalized, and final prototypes have not yet been completed. There can be no assurance that the Company's development efforts for the Series 8000 will be successful or that the Company's products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, cleared or approved by regulatory authorities or successfully marketed.

    Evaluations of the Series 8000 conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the system. Based on the clinical and laboratory procedures performed to date, there can be no assurance that visualization and information system enhancements incorporated, or to be incorporated, in the Series 8000 will prove suitable for use by a substantial number of cardiothoracic surgeons. If the Series 8000 proves unsuitable for a number of surgeons to use, the potential markets and applications for the Company's products would be significantly limited. Widespread use of the Series 8000 will require training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect market acceptance. Failure to successfully commercialize the Series 8000 would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company has considered and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third party subcontractors, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, or that FDA Good Manufacturing Practices ("GMP") requirements can be met and that such a transition would not materially adversely affect the Company's business, financial condition and results of operations.

    LIMITED SALES, MARKETING, DISTRIBUTION AND TECHNICAL SUPPORT EXPERIENCE. The Company has organized its sales and marketing efforts by the Company's CardioThoracic Surgery and HNS Microsurgery divisions. The Company currently markets its cardiothoracic products in North America through six direct (Company employee) sales representatives and 24 independent sales representatives. The Company is in the process of hiring up to six additional direct sales representatives to support the introduction of its Series 8000 by the CardioThoracic Surgery division. A similar combination of direct and independent sales representatives will market the products of the Company's HNS Microsurgery division. Establishment of a sales force capable of effectively commercializing the Company's systems will require substantial efforts and significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis or at all.

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

    PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death and there can be no assurance that the Company will not experience any material product liability losses in the future. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. The Company's current product liability insurance coverage limit is $10.0 million per occurrence and in the aggregate. There can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the Company may require increased product liability coverage if any products are used in clinical evaluations or successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of October 30, 1997, the Company had exclusive ownership rights to seven issued United States patents, nine pending United States patent applications and eight pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure of such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A)       Exhibits

         10.1 Third Amendment to Lease between the Registrant and MAT Realty Trust dated September 1, 1997

         11.1  Statement Regarding Computation of Per Share Earnings

         27.1  Financial Data Schedule

B)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISTA MEDICAL TECHNOLOGIES, INC.


Date:  November 13, 1997            /s/ JOHN R. LYON
                                    -------------------------------------
                                    John R. Lyon
                                    President, Chief Executive Officer and
                                    Director

Date:  November 13, 1997            /s/ ROBERT J. DE VAERE
                                    --------------------------------------
                                    Robert J. De Vaere
                                    Vice President of Finance & Administration
                                    & Chief Financial Officer
                                    (Principal financial and accounting officer)