Form 10-K405
period 1997-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-03-31
CIK 1035181

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                        REQUIRED)

                       For fiscal year ended December 31, 1997

                                          OR

 ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ________ to _______.

                           Commission File Number:  0-22743

                           VISTA MEDICAL TECHNOLOGIES, INC.
                (Exact name of Registrant as specified in its charter)

                       DELAWARE                            94-3184035
            (State or other jurisdiction               (I.R.S. Employer
           or incorporation or organization)          Identification No.)


5451 Avenida Encinas, Suite A, Carlsbad, California          92008
     (Address of principal executive offices)              (zip code)

      Registrant's telephone number, including area code: (760) 603-9120

              Securities registered pursuant to Section 12(b) of
                                  the Act:  None

                Securities registered pursuant to Section 12(g)
               of the Act:  Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998 was approximately $53,507,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's Common Stock as of January 31, 1998 was 13,422,875.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 9, 1998, to be filed on or about April 30, 1998 and referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

                                        PART I

Item 1. BUSINESS

        THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, PLEASE SEE "RISKS AND UNCERTAINTIES" AT PAGES 21 THROUGH 31 OF THIS REPORT.

OVERVIEW

        Vista Medical Technologies, Inc. ("Vista Medical" or the "Company") develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories. Vista Medical's visualization and information systems bring together the head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace & Electronics Corporation ("Kaiser Aerospace") and three-dimensional imaging capability from its acquisition of Oktas, Inc. The Company was founded as a wholly-owned subsidiary of Kaiser Aerospace in July 1993, and became an independent entity in July 1995 with the addition of several venture capital funds as investors, prior to its initial public offering of shares of Common Stock in July 1997 ("Initial Public Offering").

BACKGROUND

MINIMALLY INVASIVE SURGERY

        The development and subsequent widespread adoption of minimally invasive surgical approaches have revolutionized many surgical fields, including general surgery, orthopedics, gynecology and urology. Minimally invasive surgical procedures are performed through strategically placed ports or mini-incisions in a patient's body thereby avoiding the larger incisions used in traditional open surgery. A minimally invasive approach is most advantageous in cases in which significant trauma results from gaining surgical access to an affected organ or site. Notable examples of minimally invasive surgical procedures include laparoscopic procedures in the field of general surgery and arthroscopic procedures in the field of orthopedic surgery, many of which have become the standard of care and have achieved significant procedure volumes rapidly. For example, according to Medical Data International, an independent research organization, the number of laparoscopic surgical procedures performed annually in the United States increased from approximately 84,000 in 1990 to more than an estimated 2.4 million in 1995. Minimally invasive procedures are designed to be as efficacious as conventional surgery, but with substantially reduced trauma. Minimally invasive procedures are designed to reduce pain and suffering, speed recovery, shorten the length of hospital stays and decrease many of the costs associated with patient care. This movement toward minimally invasive surgery has been driven by advances in both device technology and surgical technique, as well as patient demand.

MINIMALLY INVASIVE MICROSURGERY

        Minimally invasive microsurgery ("MIM") is an extension of minimally invasive surgery, characterized by greater complexity and precision. MIM procedures have been made possible primarily by recent advances in medical technology. MIM is usually performed in very confined areas of the body, involves critical anatomical structures, and often requires dissection and reconstruction as well as excision. As a result, the Company believes that in order for MIM procedures to be extensively adopted, surgeons must have access to enhanced visualization and other specialized instruments and technology. Examples of MIM are emerging procedures in cardiothoracic surgery and head, neck and spine ("HNS") surgery.

CARDIOTHORACIC SURGERY

        CONVENTIONAL TREATMENTS. Cardiovascular disease, the leading cause of death in the United States, is typically treated with drugs, various surgical procedures or both. The two principal types of cardiovascular disease are coronary artery disease and valvular heart disease. Methods of accessing the heart for treatment include surgically opening the chest, threading a balloon-tipped catheter through a major artery or, most recently, gaining surgical access via a small incision in the chest. Conventional cardiology procedures include angioplasty, atherectomy and inserting coronary stents; conventional surgical procedures include coronary artery bypass graft ("CABG") and valve replacement or repair. Angioplasty, atherectomy and inserting coronary stents involve the use of a balloon-tipped catheter which is threaded into the heart through an artery in a patient's leg. Although these procedures are less invasive than conventional CABG, a major drawback is the high rate of restenosis or renarrowing of the blood vessel at the treatment site. Traditional CABG and valve replacement or repair procedures typically involve a sternotomy, whereby a surgeon makes a 12 to 18 inch incision in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor to perform the grafting procedures or to replace or repair the heart valves. According to the results of a recent study, approximately one-third of all angioplasties experience restenosis or renarrowing of the blood vessel at the treatment site within seven months while the Company believes most traditional CABG procedures remain effective for more than a decade.

        According to recent data published by the American Heart Association, there were approximately 628,000 open heart surgical procedures performed in the United States in 1994. Of these, 501,000 were CABG procedures, 60,000 were valve procedures and 67,000 were other procedures including congenital and pediatric repairs. The Company believes that worldwide there are approximately 800,000 CABG procedures and approximately 100,000 valve replacement or repair procedures performed each year.

        CARDIOTHORACIC MIM. The application of minimally invasive techniques to cardiothoracic surgery is commonly regarded as a revolutionary development in modern surgery. Minimally invasive CABG and valve replacement or repair procedures avoid the trauma caused by sternotomy and promise to significantly decrease pain and trauma and shorten recovery times. The minimally invasive approaches to surgical intervention are evolving and include methods performed on either a beating or arrested heart. While there is still professional debate on the ultimate form or standard of care and techniques and practices are still under development, nearly all of those involved believe that minimally invasive procedures will change the future practice of cardiothoracic surgery, just as laparoscopy has revolutionized general surgery. However, cardiothoracic MIM requires the surgeon to perform technically challenging procedures, including working on tiny delicate structures (such as a one millimeter heart vessel) with highly restricted access through small incisions. The Company believes that a current limitation to widespread adoption of cardiothoracic MIM is the restricted visibility through the minimal incisions currently used. While new retractor systems are being introduced to open the incision and therefore improve the surgeon's access and ability to visualize the anatomy directly, restricted visibility, particularly for more complex cases, remains an issue. In addition, the objective of minimizing the incision size ("keyhole" access) to reduce trauma can only be achieved effectively with visualization, as has been demonstrated in other minimally invasive applications. As a result of these factors, the development of cardiothoracic MIM will require enhanced visualization, as well as specialized instruments and surgeon training in the new techniques.

        THE VISTA MEDICAL SOLUTION. The Company believes that an advanced visualization technology which provides the surgeon with an intuitive and ergonomic solution to the inherent vision restrictions of the MIM approach will enable the use of the MIM technique with increased safety, efficacy and precision. In the cardiothoracic MIM area, the Company's proprietary technologies are equally applicable whether the surgeon elects to use either a beating or arrested heart approach. In addition, the enhanced visualization provided by the Company's products is expected to enable a significant number of surgeons, who otherwise might be reluctant to perform MIM, to adopt the procedures, thereby accelerating the rate of conversion towards a standard of care. Finally, there is growing evidence of patient interest and demand for cardiothoracic MIM procedures.

HEAD, NECK AND SPINE (HNS) SURGERY

        CONVENTIONAL HNS TREATMENTS. Conventional head, neck and spine procedures are often invasive and involve a lengthy and painful recovery. Neurosurgical procedures involving the brain and spinal cord have traditionally been performed under microscopic visualization to facilitate the delicate manipulations and extreme precision which are required. More recently, the visualization system often includes neuroendoscopes in combination with microscopes. The Company estimates there were approximately 315,000 neurosurgical and skull base procedures, 430,000 surgical sinus procedures and 650,000 spinal procedures performed in the United States in 1995.

        HNS MIM. The Company believes that there are significant opportunities to advance MIM techniques in HNS procedures which involve manipulation in close proximity to critical anatomical structures. The visualization techniques currently available for these procedures are limited. Existing fiberoptic neuroendoscopes have inferior resolution, do not provide depth perception and require a surgeon to view the procedure on a video monitor. The position required for both the principal and assistant surgeon to utilize a surgical microscope is both ergonomically awkward and physically demanding. In addition, the assistant surgeon does not see the procedure in 3-D when using the teaching attachment. Many of these procedures also require the simultaneous monitoring of multiple information sources, including the images used in the emerging technique of image guided surgery. Image guided surgery converts the output from digital imaging modalities, such as magnetic resonance imaging (MRI) and computerized tomography (CT), into highly precise computer models which help the surgeon with pre-operative planning as well as choosing the least destructive path when operating close to critical anatomy and locating and removing tissue with the highest degree of safety and accuracy.

        THE VISTA MEDICAL SOLUTION. In the HNS MIM area, the Company's products incorporate 3-D visualization into a small diameter endoscope which provides the surgeon with the critical element of depth perception missing from conventional endoscopes. In addition, the endoscopic image in the head-mounted display worn by an assistant surgeon who is operating directly across from the principal surgeon can be electronically reversed in order to align the assistant's movements with those of the principal surgeon. The Company can also retrofit surgical microscopes, so that both the principal surgeon and assistants can view the case simultaneously on their head-mounted displays in 3-D, with superior comfort and ergonomic positioning. Multiple video images can be incorporated into the display, operated by Vista Medical's Infomatix voice activated software.

BUSINESS STRATEGY

        The Company's business strategy is to become the leading developer and marketer of advanced visualization and information systems for MIM applications in cardiothoracic, HNS and other selected surgical specialties. Key elements of the Company's strategy include:

        ESTABLISH ADVANCED VISUALIZATION TECHNOLOGIES AS STANDARD PRACTICE IN MINIMALLY INVASIVE CARDIAC SURGERY. The Company believes that it has the only visualization system specifically designed for minimally invasive cardiac surgery. The Company is currently working with its Cardiac Clinical Advisory Board and other leading surgeons to develop operating protocols which incorporate advanced visualization technologies as standard practice. The Company then intends to provide training in these protocols, including the use of the Company's visualization system, to other cardiac surgeons to accelerate the general rate of conversion to MIM procedures, whether performed on a beating or arrested heart.

        PROMOTE VISTA MEDICAL'S VISUALIZATION SOLUTION FOR USE IN ALL TYPES OF CARDIAC SURGERY. The Company believes that its technology is applicable to all types of cardiac surgery, whether minimally invasive or conventional open heart, especially where enhancement of the surgeon's view is particularly critical.
The Company believes that use of its advanced visualization product in open heart surgeries will enhance visualization, improve the quality of procedures and result in shorter operating times and reduced costs.

        DEVELOP MIM APPLICATIONS THROUGH SPECIALTY-FOCUSED BUSINESS UNITS BY LEVERAGING THE COMPANY'S TECHNOLOGY PLATFORM. The Company approaches its target markets via its focused business units, the CardioThoracic Surgery division and the HNS Microsurgery division. The business units concentrate on the specific requirements of their target markets, with dedicated clinical marketing programs, clinical advisory boards, sales forces and customer support teams for the introduction and support of the Company's products. The Company's strategy is to optimize its fundamental technology platform for each of these medical specialties and to develop appropriate partnership and distribution systems both in the United States and international markets.

        ACCELERATE ADOPTION OF THE SERIES 8000 ADVANCED VISUALIZATION AND INFORMATION SYSTEM IN THE CARDIAC MARKET BY IMPLEMENTING A FEE-PER-PROCEDURE PRICING STRATEGY. The Company believes that it can accelerate the adoption of its Series 8000 advanced visualization and information system in the United States by implementing a fee-per-procedure pricing strategy. This strategy offers the Series 8000 on a rental basis and requires a payment to the Company every time the Series 8000 is used in a procedure. The Company commissioned market research in order to determine the viability of a fee-per-procedure pricing strategy in the United States market. The results of this market research support the Company's belief that an integrated equipment and service package, including installation, in-service training, on-going technical support and system upgrades for a single procedure-based charge will maximize market penetration and assist in roll-out of the product line.

        INCREASE THE SURGEON'S REAL-TIME ACCESS TO CRITICAL DATA. The surgeon's access to operative data, on demand, in real time and integrated with the anatomical image, enhances procedure performance. The Company's head-mounted display, incorporating picture-in-picture capability, is designed to give the surgeon this real-time access to critical information integrated with the anatomical images generated by the Company's camera systems.

        ENTER INTO STRATEGIC RELATIONSHIPS WHICH COMPLEMENT COMPANY RESOURCES. The Company intends to leverage its position in both technology and distribution by forming strategic alliances with partners. In November 1996, the Company and Medtronic, Inc. ("Medtronic"), a leading cardiac company, entered into a strategic alliance providing for the distribution and co-promotion of the Company's current and future visualization and information systems for cardiac surgery, including the Series 8000 (the "Vista Systems"). Medtronic will co-promote the product line in the United States and act as the Company's exclusive distributor in Europe, the Middle East (excluding Afghanistan and Pakistan) ("Middle East") and Africa. In February 1997, the Company entered into an agreement with Heartport, Inc. ("Heartport"), a leading company developing minimally invasive technology for heart surgery. Vista Medical sold four Series 8000 systems to Heartport, for use in the Heartport Research and Training Center in Salt Lake City, Utah.
In January 1998, the Company entered into a worldwide exclusive distribution agreement with Sofamor Danek L.P. together with Sofamor Danek Group, Inc. ("Sofamor Danek") for the distribution of the Company's current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery. Sofamor Danek is a world leader in systems for spinal surgery. The Company has also entered into a Cooperative Technology Agreement to collaborate with Sofamor Danek on integrating Vista Medical's technology with Sofamor Danek's StealthStation-TM- Treatment Guidance Platform for image guided surgery. The Company has also formed strategic partnerships with Cogent Light Technologies ("Cogent Light") and GDE Systems, Inc. ("GDE") to incorporate light source technology and information technologies, respectively, into its products.
The Company expects to pursue additional strategic relationships.

ADVANCED VISUALIZATION PRINCIPLES AND PRODUCT PLATFORM

        Vista Medical's proprietary technology is based on the following principles which the Company believes are both essential in advancing the techniques of MIM and offer several key advantages over other visualization approaches:

        - 3-D VIEW. The surgeon's ability to view the principal anatomical image in 3-D provides the accurate depth perception necessary so that vital anatomical structures are accurately identified and located, thereby improving safety, precision and speed of the procedure.

        - HIGH RESOLUTION IMAGES. The availability of a high resolution image which can be electronically managed under the surgeon's control significantly enhances the surgeon's ability to differentiate critical tissues in a confined setting and perform intricate dissection and reconstruction as well as excision.

        - ACCESS. The surgeon benefits from miniaturization technology which allows for the direct insertion of a camera into the body cavities or organs and provides high quality images from an optimal anatomical orientation.

        - ERGONOMICS. Due to the complex and time consuming nature of MIM procedures, the surgeon requires an ergonomic display system which allows comfortable operating posture and maximizes hand-eye coordination without strain.

        - INFORMATION INTEGRATION. The surgeon's access to operative data, on demand, in real time and integrated with the anatomical image within the surgeon's visual field, enhances procedure performance.

        The Company has applied its proprietary technology by incorporating the above principles into its visualization product platform.

HEAD-MOUNTED DISPLAY

        The head-mounted display ("HMD") was originally developed for mission critical applications in military aerospace by Kaiser Aerospace, one of the world's leading manufacturers of head-mounted displays for aviation applications. The HMD was determined by the Company to be the optimal solution to the display challenge of MIM. The fundamental technology and human factors experience incorporated in the Company's HMD was originally developed by Kaiser Aerospace and is the result of substantial investment in the technologies of advanced aerospace display systems and incorporates extensive human factors experience. This human factors knowledge, derived from many years of analysis into the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in the Company's HMD design. Kaiser's original know-how and technical knowledge have been transferred to the Company pursuant to the development agreement with Kaiser Electro-Optics, Inc. ("Kaiser Electro-Optics"), a subsidiary of Kaiser Aerospace. The Company has done significant additional development work, and has proprietary rights, in the surgical HMD design. The Vista Medical HMD, which the Company believes is the first specifically designed for surgical use, provides 3-D visualization of an endoscopic or microscopic image, has the capability of integrating relevant data and presents the images to a surgeon in an optically correct, intuitive and ergonomic way. Wearing the HMD, the microsurgeon can also perform surgery "in-line" -- the natural way people perform micro-critical tasks -- eyes, hands, instruments and subject in line. This is not the case when the surgeon is observing the anatomy on a remotely-positioned video monitor.

        The Company's HMD is a proprietary, lightweight, high resolution display designed to allow the surgeon to view information on demand, whether such information is generated from attached endoscopes, microscopes or monitoring equipment in the operating room. It is presently contemplated that further enhancements to the HMD will allow for voice-activated control and information display from other diagnostic equipment in the hospital or from remote locations via information networks. The video display in the HMD is fixed in relation to the surgeon's eyes, but his or her head may move into any position necessary for comfort. The HMD design allows the surgeon to have a constant view of the surgical anatomy required for the procedure as well as full awareness of the surroundings in the operating room. The HMD is designed to provide a true 3-D image by replicating the way the human visual system works -- left and right acquired images are delivered directly to left and right liquid crystal displays. The HMD is also designed so that it can be worn with conventional surgical loupes.

THREE-DIMENSIONAL IMAGE ACQUISITION

        Vista Medical believes that 3-D visualization capability is critical in MIM procedures such as cardiothoracic and neurosurgical procedures. The Company's technology for stereo visualization consists of the following proprietary elements: the optical system, the stereo camera and the stereo processor. The 3-D endoscopic optical system employed by Vista Medical was originally developed and patented by a noted optical designer, Mr. H. McKinley, and is licensed exclusively to the Company for medical applications. The system is designed to replicate the exact view that the surgeon would have if the procedures were being performed open and he or she had direct sight of the anatomy. The Company believes that the McKinley optical system will provide it with a significant and enduring competitive advantage because it provides natural depth perception, and it can be packaged with twin cameras in a very compact design. The twin cameras acquire the image in a manner analogous to a human's two eyes.

        Vista Medical's technology packages the twin cameras in two ways. In the first method, a micro-camera is attached to the end of a flexible or rigid guide which can then be inserted directly into the body cavity and organs. The image is directly captured by the camera chips without being transmitted through multiple rod lenses as in a conventional optical endoscope design. The elimination of optical surfaces produces several important advantages, including increased image quality, improved contrast, better reliability and improved ability to sterilize by autoclaving. Alternatively, for applications where a standard optical endoscope configuration remains preferable, a stereo micro-camera can be mounted externally on a stereo endoscope. The image acquired by either approach is then processed for display by control electronics developed exclusively by the Company. The controller will also include image management features which will contribute significantly to procedure performance, such as zoom control, dual image presentation and picture-in-picture.

INFORMATION MANAGEMENT

        Medicine is an information rich discipline, but the provision of relevant information in real-time to surgeons has not been developed to the levels attained, for example, in military aviation. The HMD is designed to give the surgeon real-time access on demand to critical information, integrated with the anatomical images generated by the Company's camera systems. Therefore, the surgeon will be able to command the diagnostic and monitoring information relevant to the specific procedure while it is taking place. In addition to real-time display, the information can be managed (stored or transmitted) within the hospital or to remote locations for training, advisory or administrative purposes. The applications software to control this flow of information is a key element in Vista Medical's long-term product strategy, which positions visualization within the context of a total information service to the surgeon.

        The Company's data integration capability has been enhanced through an exclusive license from GDE which has added high speed image-based information processing and networking software to the Company's technology platform. The Company believes that its technology will demonstrate that real-time access to relevant information, along with enhanced visualization, is a critical requirement of performing MIM and other surgical procedures.

PRODUCT LINES

        Vista Medical develops products based on the Company's core technology and product platform described above, that are customized for the specific cardiothoracic and HNS procedures to which they are directed. The Company's product lines are as follows:

              SERIES 8000 ADVANCED VISUALIZATION AND INFORMATION SYSTEM

        The Company has developed the Series 8000 for minimally invasive and other procedures in cardiothoracic surgery. The components of the Series 8000 are individual modules, rack mounted in a custom console, and supplied as an integrated, upgradeable system.

COMPONENT           DESCRIPTION
-----------------   -----------------------------------------------------------
CardioView (1)      Head-mounted display (HMD) and information
                    processing computer which integrates 3-D
                    visualization of surgical anatomy and related
                    diagnostic and monitoring data (up to four HMDs
                    may be used simultaneously with each
                    Series 8000).

CardioCamera        2-D and 3-D miniature high resolution digital
                    cameras.  Cameras can be delivered directly into
                    the surgical field or positioned externally by
                    attachment to retractor systems.

CardioController    High resolution stereo image processor which
                    drives all the CardioCameras in the cardiac
                    operating room.

CardioLight         High power xenon light source incorporating
                    micro-illuminated light delivery technology
                    developed by Cogent Light.

CardioConsole       Console for rack mounting of all Series 8000
                    modules.

Cardio3DScope (2)   Small diameter, angled, rotatable Stereo
                    endoscope.

CardioRecorder (2)  3-D disk image recorder.

---------

(1) The Company expects to introduce a voice-activated control feature for CardioView in future versions of the Series 8000.

(2) The Company expects to introduce the Cardio3DScope and the CardioRecorder in future versions of the Series 8000. The CardioRecorder developed by an OEM supplier is currently under evaluation by the Company.

        Of the components listed in the table above, CardioView, CardioCamera, CardioController, CardioLight and CardioConsole are necessary for Series 8000 commercialization. 510(k) clearances to market the first four components have been received, and 510(k) clearance to market is not necessary for the CardioConsole component. The Cardio3DScope has also received 510(k) clearance to market.

                   STEREOSITE SYSTEMS FOR MICROSCOPY AND ENDOSCOPY

        The Company is developing two systems, designed specifically for microscopic and endoscopic procedures in HNS Microsurgery, which will be marketed under the brand name of StereoSite.

COMPONENT           DESCRIPTION
-----------------   -----------------------------------------------------------
HMD/Processor       Head-mounted display and information processing
                    computer which provides 3-D visualization of
                    surgical anatomy and related diagnostic and
                    monitoring data (up to four HMDs may be used
                    simultaneously with each StereoSite system).

3-D Scope           Small diameter, angled, rotatable 3-D endoscope.

MSVA Micro-stereo video adapter ("MSVA") which retrofits to the surgical microscope to produce a 3-D video image to be displayed on the HMD. The
                    MSVA incorporates twin 3-chip cameras.

Light Source        High power xenon light source incorporating
                    micro-illuminated light delivery technology
                    developed by Cogent Light.

        In the same manner as the Series 8000, the StereoSite systems incorporate advanced visualization principles and the Company's platform technology in application specific packages. The Company expects that its StereoSite system targeted at microscopy will incorporate the HMD and MSVA and expects that its StereoSite system targeted at microendoscopy will incorporate the HMD, the 3-D Scope and the light source. The Company currently has prototype StereoSite systems available and placed at evaluation sites.

        The Company received 510(k) clearance to market for the processor component of the HMD for the StereoSite systems in December 1997. All other required 510(k) clearances to market required for initial commercialization had been previously received. The Company expects the StereoSite system for microsurgery to be commercially available in second quarter 1998, with initial shipments to its strategic partner, Sofamor Danek, at the end of first quarter 1998.

OTHER PRODUCTS

        RELATED CARDIOTHORACIC AND HNS PRODUCTS.  The Company's
CardioThoracic Surgery division is the exclusive North American distributor of instruments manufactured by Delacroix-Chevalier, a French corporation, and sutures manufactured by Peters, a French corporation, which are particularly appropriate for the minimally invasive approach.

        ENDOSCOPIC CAMERA. Endoscopic cameras are the state-of-the-art in two-dimensional endoscopic imaging. The Company currently manufactures compact, high resolution endoscopic cameras under its own label and for OEM customers and strategic partners. These products have historically accounted for a significant portion of the Company's revenues.

        ELECTRONIC ZOOM LAPAROSCOPE (EZL). The EZL represents a new generation of laparoscopes in which the camera is placed on the distal end of the endoscope and then inserted inside the body. The EZL incorporates Vista Medical's unique proprietary zoom feature, which allows a surgeon to manipulate the image by zooming in and out at the touch of a button, while remaining in focus and without moving the scope. This capability is not available in any other currently marketed endoscope and the Company is currently seeking a strategic partner with distribution capability in laparoscopy. The Company may also utilize the zoom technology in future products for the CardioThoracic Surgery and HNS Microsurgery divisions.

STRATEGIC ALLIANCES

        The Company intends to leverage its position in both technology and distribution by forming strategic alliances with corporations and research institutions with respect to the development, regulatory approval and marketing of certain of its products. The Company has entered into strategic partnering arrangements as follows:

MEDTRONIC

        In November 1996, Vista Medical and Medtronic, a leading cardiac company, entered into a strategic alliance providing for the distribution and co-promotion of the Company's current and future visualization and information systems for cardiac surgery, including the Series 8000 (the "Vista Systems"). The parties entered into a co-promotion agreement for the United States and Canada under which Medtronic will promote the Vista Systems in conjunction with Medtronic's own proprietary products for minimally invasive cardiac surgery. Vista Medical will be responsible for the sale and distribution of the Vista Systems to customers in the United States and Canada. The Company will be responsible for obtaining all regulatory clearances in the United States and Canada, will provide training and installation at its expense and will pay Medtronic a sales commission based on net revenues generated by the installation and use of the Vista Systems in the United States and Canada. During the term of the co-promotion agreement, Medtronic has agreed not to market or sell in the United States and Canada visualization products which are competitive with Vista Medical in cardiothoracic surgical procedures. Medtronic's right to co-promote will terminate in December 1999, subject to (i) earlier termination for Medtronic's failure to meet certain objectives or breach of material obligations by either party and (ii) automatic renewal if certain performance criteria are met.

        Medtronic will also act as Vista Medical's exclusive distributor for the Vista Systems for use in cardiothoracic surgical procedures in Europe, the Middle East and Africa. Medtronic will be responsible for obtaining all regulatory clearances other than the CE mark and will provide training and installation at its expense. Medtronic will purchase the Vista Systems for a transfer price to be adjusted each year. Medtronic's exclusive distributorship will terminate on the third anniversary of the initial commercial release of the Vista Systems in Europe, subject to earlier termination for Medtronic's failure to meet certain objectives or breach of material obligations by either party.

        The initial term of co-promotion and/or distributorship will be automatically renewed for an additional two-year term provided certain performance criteria are met. Vista Medical retains the worldwide right to distribute products based upon the technology incorporated in the Vista Systems for use in specialties other than cardiothoracic surgery. Vista Medical also retains the right to make the Vista Systems available worldwide (other than in Europe, the Middle East and Africa) for clinical and training programs organized by any company. Medtronic has the right of first refusal to obtain distribution rights for the Vista Systems in other areas of the world.

        In connection with entering into the co-promotion agreement, Medtronic made a $10 million equity investment in the Company and received 2,000,000 shares of Series C Preferred Stock, which were automatically converted into 1,500,000 shares of Common Stock in connection with the Initial Public Offering.

HEARTPORT

        In February 1997, the Company entered into a Supply and Services Agreement with Heartport, a leading company developing minimally invasive technology for heart surgery. Vista Medical sold four Series 8000 systems to Heartport in September 1997, for use in the Heartport Research and Training Center in Salt Lake City, Utah. Heartport has agreed to use the Series 8000 in its training centers, to promote that its training courses utilize the Series 8000 and to endorse the Series 8000 as the preferred 3-D video visualization and information solution for minimally invasive heart surgery. Until December 31, 1999, the Company will maintain and support the four systems at the Heartport Research and Training Center and will collaborate with Heartport with the goal of ensuring that the Series 8000 is compatible with technology used in the performance of Heartport's Port-Access procedures. During the period ending December 31, 2003, the Company has also agreed to provide the Vista Systems to hospitals, clinics or similar sites in North America whose surgeons have been trained at the Heartport Research and Training Center, without discrimination and on the best available terms and conditions the Company offers to any other similarly situated customers of the Company. In connection with the agreement, the Company issued to Heartport a warrant to purchase up to 100,000 shares of Common Stock, exercisable at any time prior to March 31, 2001, at a price of $6.67 per share.

SOFAMOR DANEK

        In January 1998, Vista Medical and Sofamor Danek, a leading provider of systems for spinal surgery, entered into an exclusive distribution agreement appointing Sofamor Danek as Vista Medical's exclusive worldwide distributor for the Company's current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery (the "StereoSite Systems"). The Company will be responsible for obtaining all regulatory clearances in the United States and all necessary CE Mark clearances. Sofamor Danek shall be responsible for obtaining all other regulatory clearances. Sofamor Danek will purchase StereoSite Systems for a transfer price to be adjusted each year, and in 1998 and 1999 Sofamor Danek will make guaranteed minimum purchases of StereoSite Systems as long as certain conditions are fulfilled. Sofamor Danek's exclusive distributorship may terminate, in whole or in part, if Sofamor Danek fails to meet certain performance objectives. The term of the distributorship expires on December 31, 2002, provided, however, that the term will be automatically extended for successive two-year periods provided certain performance criteria are met. Sofamor Danek has a right of first refusal to obtain distribution rights for StereoSite Systems for orthopedic surgery (other than arthroscopy).

        The Company and Sofamor Danek also entered into a cooperative technology agreement, pursuant to which the parties have agreed to work exclusively together in performing research and development specifically designed to enhance StereoSite Systems or integrate SteroSite Systems with Sofamor Danek's image guidance systems and certain other products, including systems and instruments for spinal surgery. Vista has agreed to spend certain minimum amounts each year during the term of the cooperative technology agreement on research and development specifically focused on StereoSite Systems. The term of the cooperative technology agreement will expire upon the termination of Sofamor Danek's exclusive rights under the distribution agreement.

GDE SYSTEMS

        In February 1997, GDE, a leading military electronics and information management company, granted the Company an exclusive worldwide license to software, documentation and trademarks of GDE for use in the medical field. Since 1993, GDE's subsidiary, Healthcom, has been adapting the software licensed to Vista Medical to provide high-speed, image-based information processing and networking capabilities specifically for medical applications. In connection with the license, Vista Medical issued to GDE Common Stock with a value (based on the initial public offering price) of $250,000 and will pay GDE a royalty on revenues derived from any products based upon or derived from the GDE software. Vista Medical has also agreed to make a non-refundable payment of at least $250,000 by December 31, 1998 as a combination of royalty payments earned through such date and a royalty advance creditable against future royalties due thereafter. Pursuant to the license agreement, Vista Medical has hired three of GDE's software development engineers. GDE has a right of first refusal to license Vista Medical improvements to the software for use in non-medical markets, subject to the payment of a royalty to Vista Medical. The parties also agreed to negotiate in good faith to enter into a services agreement which would provide Vista Medical with access to GDE consultancy services on a project-by-project basis, on terms to be mutually agreed upon.

COGENT LIGHT

        The Company and Cogent Light formed a strategic alliance in March 1996, pursuant to a memorandum of understanding, to cooperate in the development of products for minimally invasive cardiac surgery which incorporate Cogent Light's proprietary light fiber delivery technology. Pursuant to the memorandum of understanding, Cogent Light is currently providing its single fiber and MicroBundle technologies exclusively for incorporation into the Series 8000, including CardioCamera, CardioLight and Cardio3DScope. The memorandum of understanding stipulates that Vista Medical will incorporate only a Cogent Light source in its cardiac surgical instrumentation, for example, CardioLight, provided such light source meets all of Vista Medical's performance requirements. The parties retain rights to their respective intellectual property, with new developments under the alliance being jointly owned and cross-licensed to each party.

KAISER AEROSPACE

        In July 1995, the Company entered into a Manufacturing Supply Agreement with Kaiser Electro-Optics, a subsidiary of Kaiser Aerospace. This agreement was subsequently amended in December 1997. In December 1997, the Company entered into a Technology Strategic Alliance: Memorandum of Understanding (the "Technology Strategic Alliance") with Kaiser Aerospace, which superseded a similar agreement entered into by the Company and Kaiser Electro-Optics in July 1995. The Technology Strategic Alliance provides that the Company and Kaiser Aerospace, represented by its subsidiary Kaiser Electro-Optics, will cooperate in joint development programs related to the HMD as appropriate to be negotiated on an arms-length and project-by-project basis for a five-year term. The Company contracts with Kaiser Electro-Optics for development and manufacturing services related to the Company's HMD, including initial production quantities for the HMD. The Manufacturing Supply Agreement provides that Kaiser Electro-Optics will be the Company's preferred supplier for a five-year period for not less than 75% of its requirements for the optical subassembly of the Company's HMD, provided that pricing and other terms are competitive and mutually agreed upon. Pursuant to the Technology Strategic Alliance, Kaiser Aerospace granted the Company a right of first refusal to exclusively license independently developed new technology or devices for medical applications. Reciprocally, in December 1997, the Company entered into a License Agreement with Kaiser Aerospace pursuant to which the Company exclusively licensed to Kaiser Aerospace the right to manufacture and distribute industrial and professional versions of its HMD in market segments other than medicine in return for an upfront payment and royalties based on sales.

UROHEALTH (IMAGYN MEDICAL TECHNOLOGIES)

        In December 1996, the Company and Urohealth Systems, Inc., which changed its name to Imagyn Medical Technologies in 1997 ("Imagyn"), entered into a license agreement under which the Company exclusively licensed visual instrument technology developed principally for the field of gynecology (the "Newman Technology") to Imagyn for use in gynecology, urology and general surgery on a worldwide basis. Imagyn will pay to Vista Medical a sliding royalty based on sales of products incorporating the Newman Technology, subject to certain maximums and minimums. The agreement may be terminated in the event of an uncured material breach or insolvency by either party. In connection with the license agreement, the parties entered into a consulting agreement whereby Vista Medical agreed to use its reasonable efforts to provide the services of Allen Newman, the Company's Vice President and General Manager, HNS Microsurgery, as a consultant to Imagyn on a limited basis. The Company exclusively licensed the Newman Technology from Mr. Newman in September 1994. The Newman license agreement was amended in December 1996 to permit the Company to sublicense the Newman Technology to Imagyn, formerly Urohealth Systems, Inc. In connection with the amendment of the Newman license agreement, including the termination of royalty rights for camera systems, the Company paid Mr. Newman an additional sum of money and agreed to pay Mr. Newman a percentage of the royalties received from Imagyn for sales of disposable products manufactured under the sublicense.

MARKETING AND SALES

        The Company has organized its sales and marketing efforts by specialty-specific divisions: Vista CardioThoracic Surgery division ("VCS") and Vista HNS Microsurgery division ("VHNS"). The Company believes that this organizational structure provides the commitment and focus necessary to introduce and support new advanced technology to these two distinct market segments. Each division, however, will follow similar strategic principles in developing its business.

        TRAINING. The introduction of new technology requires training for both surgeons and operating room personnel. VCS began training programs in the third quarter of 1997 and expects to be able to train up to 250 surgeons on an annual basis. VCS will also provide the visualization equipment for training programs organized by Medtronic, Heartport and other cardiac surgery companies. The VCS training format will involve one or two day sessions at selected locations where surgeons will have the opportunity to use the Series 8000 in a laboratory environment. Operating room personnel will receive in-service training from company representatives when equipment is installed. VHNS intends to utilize a similar format specifically designed for HNS surgeons in conjunction with Sofamor Danek. See "--Strategic Alliances." VHNS will distribute its products worldwide through Sofamor
Danek, its sales forces and independent distributors.

        CLINICAL EVALUATION. VCS and VHNS product lines have been developed with frequent input from the Clinical Advisory Boards of each division. This evaluation phase will progress into a publication phase with the Company's advisors publishing results of their experience in leading publications and speaking at major clinical conferences. The Company supports such research, although it has no control over the content or timing of any publication or presentation, because impartial education of the general clinical audience is a key component in establishing procedure and equipment acceptance. As part of their strategy, VCS and VHNS also intend to continue to support seminars and symposiums and participate in industry trade shows.

        SALES FORCE. The VCS sales force consists of a combination of direct and independent sales representatives. VCS currently markets and supports its products through seven direct and 19 independent representatives and four clinical specialists. In addition, Medtronic will co-promote the Series 8000 in conjunction with Medtronic's own proprietary products for minimally invasive cardiac surgery in the United States.

        PATIENT EDUCATION. As the success of the Company's products is dependent on the adoption of MIM procedures, it must support the purchasers of its products in the introduction of these procedures to the local community. The Company has therefore engaged a national firm, specializing in medical communications, to provide public relations assistance to create patient awareness of the minimally invasive surgical options. Initial emphasis will be to support the launch of the Series 8000.

        INTERNATIONAL SALES. The Company has entered into a strategic relationship with Medtronic for the distribution of the Series 8000 in Europe, the Middle East and Africa. See "--Strategic Alliances--Medtronic." The StereoSite systems will be distributed internationally by Sofamor Danek. See "Strategic Alliances--Sofamor Danek."

MANUFACTURING

        The Company has established a manufacturing facility in Westborough, Massachusetts, which it believes generally meets the Good Manufacturing Practice ("GMP") standards set by the FDA as well as the requirements of the European Quality Systems standard ISO9001/EN46001. The Company believes this facility is adequate for the Company's near-term manufacturing requirements which are principally final assembly of sub-assemblies and components, including hardware and software. The Company has been manufacturing OEM camera systems in limited quantities for two years and has been developing the necessary procedures, systems and controls and hiring supervisory staff throughout this period. The Company believes that its current manufacturing facility will be adequate to meet its forecasted requirements through 1998 and that additional space will be available when required on reasonable commercial terms.

        The Company lacks experience in manufacturing its products under development, including the Series 8000, in the quantities that would be necessary to achieve significant commercial sales. The manufacture of the Company's products primarily involves the assembly of a number of sub-assemblies and components either by the Company directly or by contract manufacturers. Companies such as Vista Medical often encounter difficulties in scaling up manufacturing of products, which could include problems involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations and the need for further FDA review and possible approval of new manufacturing processes and facilities or other production constraints. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company will also require additional manufacturing facilities as production volumes increase; acquisition of new manufacturing facilities will likely involve relocation.

Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operation.

        The Company uses or relies on certain components and services used in its devices that are provided by sole source suppliers. The qualification of additional or replacement vendors for certain components or services is a lengthy process. In addition, the substitution of replacement vendors may entail re-engineering time and cost and could delay the supply of the Company's products. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition and results of operations.

        The Company has, and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third party subcontractors, as well as the implementation of new design and production processes which further reduce costs.

COMPETITION

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

        Although several companies compete with aspects of the Company's visualization product line, the Company believes there is no single company which offers a complete and integrated advanced visualization and information system specifically directed at minimally invasive microsurgical applications. In addition, the Company believes that no other head-mounted display has been cleared for marketing in surgical applications by the FDA. The Company believes that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than that of the Company, are focusing on the development of visualization products for MIM. Several companies are currently developing and marketing visualization products for MIM which could be applied to cardiac surgery. There can be no assurance that the Company will be successful in competing with any such companies.

        Technological advances in other therapies for heart disease such as drugs, interventional cardiology procedures or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than MIM surgical procedures and could render MIM cardiac surgery obsolete.

GOVERNMENT REGULATION

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

        The Company has received 510(k) clearance to market the following product lines in the United States: (i) 3-D video endoscope (April 1997);
(ii) mini cameras (April 1997); (iii) illumination system (April 1997);
(iv) head mounted display (September 1996); (v) additional cardiothoracic indications for the 3-D scope (July 1996); (vi) sinus telescopes (October 1995);
(vii) video endoscope with zoom (January 1995); (viii) stereo viewing system (November 1994); (ix) dental camera (November 1994); (x) three-chip (endoscopic) video camera (June 1994); and (xi) 3-D scope (December 1992). All 510(k) clearances to market necessary for Series 8000 commercialization have been received. In addition, in December 1997 the Company received clearance to market the processor component of the HMD, incorporating enhanced software capabilities required by the StereoSite systems. All other required 510(k) clearances to market for the StereoSite systems have been received. Internationally, all of the Company's current products have qualified for the CE mark under the Electromagnetic Compatibility Directive for sale in Europe.

        All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA's IDE regulations. If the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the result of animal and bench testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. If the device presents a "non-significant risk," approval by an Institutional Review Board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements. However, the FDA can disagree with a non-significant risk device finding.

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

        Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. Europe is currently in the transitional process of implementing the Medical Device Directive which was adopted on January 1, 1995 with a transition period through June 1998. After June 1998, all medical devices sold in the European Union must bear the CE mark.
Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest. Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a European Notified Body. After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the Notified Body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. With respect to the Series 8000 and StereoSite systems, the Company is responsible for gaining, at its expense, the CE mark in Europe. All components of the Series 8000 and StereoSite systems have qualified for the CE mark under the Medical Device Directive.

PATENTS AND PROPRIETARY RIGHTS

        Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of January 31, 1998, the Company had exclusive ownership rights to seven issued United States patents, 10 pending United States patent applications and 16 pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure for such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has rights in the following trademarks: 3D
Scope-Registered Trademark-, Design of Cone and Vista Medical Technologies & Design. In addition, the Company has applied to register the following trademarks: MIM, StereoSite, CardioCamera, Infomatix, CardioView,
CardioController, CardioGuide, CardioConsole and CardioLight.

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

        In general, the development of visualization and information systems and related surgical instruments and accessories is intensely competitive. Patents issued and patent applications filed relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. There can also be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse affect on the Company.

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

CLINICAL ADVISORY BOARDS

        The Company has established three Clinical Advisory Boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, another focused on HNS microsurgery and a third General Advisory Board focused on several other specialties. The Company also has formed a Research Advisory Board to conduct specific research in the development of techniques applicable to the use of video assistance in minimally invasive cardiac surgery. Members of the Clinical Advisory Boards consult with the Company exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. The Clinical Advisory Boards are intended to act as a clinical reference for the Company and to provide access to potential training sites for the Company's visualization products. The Clinical Advisory Boards, Research Advisory Board and their members are as follows:

                   CLINICAL ADVISORY BOARD: CARDIOTHORACIC SURGERY

             ADVISOR (1)                  INSTITUTION AND LOCATION
             -----------                  ------------------------

Delos M. Cosgrove III, M.D. . .   The Cleveland Clinic Foundation, Cleveland, OH

Federico Benetti, M.D.  . . . .   Fundacon Benetti, Rosario, Argentina

Alain Carpentier, M.D.  . . . .   Hopital Broussais, Paris, France

O. Howard Frazier, M.D. . . . .   Texas Heart Institute, Houston, TX

Laman A. Gray, M.D. . . . . . .   University of Louisville, Louisville, KY

Renee S. Hartz, M.D.  . . . . .   Tulane University, New Orleans, LA

Urban Lonn, M.D.  . . . . . . .   University Hospital, Linkoping, Sweden

William F. Northrup, III, M.D.    Minneapolis Heart, Minneapolis, MN

M. Clive Robinson, M.D. . . . .   University of Kentucky, Lexington, KY

William I. Santamore, Ph.D. . .   University of Louisville, Louisville, KY

Meredith L. Scott, M.D. . . . .   Florida Hospital, Orlando, FL

Hani Shennib, M.D.  . . . . . .   Montreal General Hospital, Montreal, Canada

Albert Starr, M.D.  . . . . . .   St. Vincent Hospital, Portland, OR

Victor F. Trastek, M.D. . . . .   Mayo Clinic Foundation, Rochester, MN

Gus J. Vlahakes, M.D. . . . . .   Massachusetts General Hospital, Boston, MA

John C. Wain, M.D.  . . . . . .   Massachusetts General Hospital, Boston, MA

----------
(1)     Each of the listed advisors specializes in cardiac surgery, with the exceptions of Drs. John Wain and Victor Trastek, who specialize in thoracic surgery, and Dr. William Santamore, who is a cardiovascular researcher.

                 RESEARCH ADVISORY BOARD:  CARDIOTHORACIC SURGERY

             ADVISOR                      INSTITUTION AND LOCATION
             -------                      ------------------------

Lawrence H. Cohn, M.D. . . .      Brigham & Women's Hospital, Boston, MA

Jacob Bergsland, M.D. . . . .     Buffalo General Hospital, Buffalo, NY

Robert J. March, M.D. . . . .     Rush Presbyterian St. Lukes Medical Center,
                                  Chicago, IL

Valavanur A. Subramanian, M.D.    Lennox Hill Hospital, New York, NY

                      CLINICAL ADVISORY BOARD: HNS MICROSURGERY


             ADVISOR                      INSTITUTION AND LOCATION
             -------                      ------------------------
Richard D. Bucholz, M.D.  . .     St. Louis University School of Medicine,
                                  St. Louis, MO

Peter W. Carmel, M.D.   . . .     New Jersey School of Medicine, Newark, NJ

John Diaz Day, M.D.   . . . .     Lahey Clinic, Burlington, MA

Joseph F. Hahn, M.D.  . . . .     The Cleveland Clinic Foundation, Cleveland, OH

Michael L. Levy, M.D.   . . .     Children's Hospital, Los Angeles, CA

Raymond J. Linovitz, M.D.   .     Scripps Memorial Hospital, Encinitas, CA

Axel Perneczky, M.D.  . . . .     University of Mainz, Mainz, Germany

Michael Schulder, M.D.  . . .     New Jersey School of Medicine, Newark, NJ



                 CLINICAL ADVISORY BOARD: OTHER SPECIALTIES

         ADVISOR              ADVISORY FOCUS            INSTITUTION AND LOCATION
         -------              --------------            ------------------------

G. David Adamson, M.D.         Gynecology              Fertility Physicians of Northern California, Palo
                                                       Alto, CA

Desmond H. Birkett, M.D.       General Surgery         Lahey Clinic, Woburn, MA

James T. Caillouette, M.D.     Orthopedics             Hoag Hospital, Newport Beach, CA

John A. Coller, M.D.           Colo-rectal Surgery     Lahey Clinic, Woburn, MA

Douglas Olsen, M.D.            General Surgery         Vanderbilt University School of Medicine,
                                                       Nashville, TN

John H. Payne, Jr., M.D.       General Surgery         Kaiser Permanente Hospital, Honolulu, HI

Stanley Shapshay, M.D.         Otolaryngology          New England Medical Center, Boston, MA

HUMAN RESOURCES

        As of January 31, 1998, the Company had 104 full-time employees, of whom 12 hold advanced degrees. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes its relations with its employees are good.

RISKS AND UNCERTAINTIES

        IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING AN INVESTMENT IN THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT THE STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED UNDER "RISKS AND UNCERTAINTIES" AND ELSEWHERE IN THIS ANNUAL REPORT.

        DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

        Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of December 31, 1998, the Company had incurred cumulative net losses of $30.5 million since its formation. The Company expects to incur substantial and increasing operating losses before it will reach profitability, if at all. Furthermore, the Company expects its expenses in all categories to increase as its marketing and other business activities expand. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which the Company's products gain market acceptance; the progress and scope of product evaluations; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; and the costs of developing marketing and distribution capabilities. The Company anticipates that the net proceeds from the Initial Public Offering completed in July 1997 and the interest income thereon, together with borrowings available under the $10.0 million Loan and Security Agreement entered into in October 1997, existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through 1998. If, at or prior to such time, the net proceeds of the Initial Public Offering, together with available funds and cash generated from operations, are insufficient to satisfy the Company's cash needs, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. The Company's inability to fund its capital and operational requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

      DEPENDENCE UPON AND UNCERTAINTY REGARDING COMMERCIALIZATION OF SERIES 8000

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

        Development of certain additional peripheral components of the Series 8000 has not yet been finalized, and final prototypes have not yet been completed. There can be no assurance that the Company's development efforts for these components will be successful, or that the Company's products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, or successfully marketed.

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

        UNCERTAINTY OF CLINICAL ADOPTION OF MINIMALLY INVASIVE MICROSURGICAL PROCEDURES

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

        LACK OF COMMERCIAL MANUFACTURING EXPERIENCE; SCALE-UP RISK

        The Company lacks experience in manufacturing the products under development, including the Series 8000 and StereoSite systems, in the quantities that would be necessary for the Company to achieve significant commercial sales. The manufacture of the Company's products primarily involves the assembly of a number of sub-assemblies and components.
Companies such as the Company often encounter difficulties in scaling up manufacturing of products, which difficulties could include problems involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with U.S. Food and Drug Administration ("FDA") regulations and the need for further FDA approval of new manufacturing processes and facilities and other production constraints. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company will also require additional manufacturing facilities as production volumes increase; acquisition of new manufacturing facilities will likely involve relocation. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operation.

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

        LIMITED SALES, MARKETING, DISTRIBUTION AND TECHNICAL SUPPORT EXPERIENCE; DEPENDENCE ON SOFAMOR DANEK

        The Company has organized its sales and marketing efforts by the Company's CardioThoracic Surgery and HNS Microsurgery divisions. The Company currently markets its cardiothoracic products in North America through seven direct (Company employee) sales representatives and 19 independent sales representatives. The products of the Company's HNS Microsurgery division will be sold via Sofamor Danek's sales force. Establishment of a sales force capable of effectively commercializing the Company's cardiothoracic products will require substantial efforts and significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis or at all.

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

        The Company is dependent on its relationship with Sofamor Danek for a variety of reasons, and the termination of this relationship could have a material adverse effect on the Company. Sofamor Danek is engaged in the worldwide development, manufacturing and distribution of systems for spinal surgery. Sofamor Danek manufactures products in the United States and Europe and sells its products to surgeons and hospitals worldwide. Pursuant to an exclusive distribution agreement between Sofamor Danek and the Company, the Company appointed Sofamor Danek as Vista Medical's exclusive worldwide distributor for the Company's current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery (the "StereoSite Systems"). Sofamor Danek will purchase StereoSite Systems for a transfer price to be adjusted each year, and in 1998 and 1999 Sofamor Danek will make guaranteed minimum purchases of StereoSite Systems as long as certain conditions are fulfilled. Sofamor Danek's exclusive distributorship may terminate, in whole or in part, if Sofamor Danek fails to meet certain performance objectives. The term of the distributorship expires on December 31, 2002, provided, however, that the term will be automatically extended for successive two-year periods provided certain performance criteria are met. Sofamor Danek has a right of first refusal to obtain distribution rights for StereoSite Systems for orthopedic surgery (other than arthroscopy). There can be no assurance that Sofamor Danek will commit significant resources to market StereoSite Systems or that its marketing activities will be effective.

        The Company and Sofamor Danek also entered into a cooperative technology agreement, pursuant to which the parties have agreed to work exclusively together in performing research and development specifically designed to enhance StereoSite Systems or integrate StereoSite Systems with Sofamor Danek's image guidance systems and certain other products, including systems and instruments for spinal surgery. There can be no assurance that such improvement and integration of products will be successfully completed.

        POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY

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

        NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION

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

        RAPID TECHNOLOGICAL CHANGE; SIGNIFICANT COMPETITION

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

        The Company believes that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than that of the Company, are focusing on the development of visualization products for MIM. Several companies are currently developing and marketing visualization products for MIM which could be applied to cardiac surgery or to HNS microsurgery. There can be no assurance that the Company will be successful in competing with any such companies.

        Technological advances with other therapies such as drugs, interventional procedures or future innovations in surgical techniques could make such other therapies more effective or lower in cost than MIM surgical procedures and could render MIM surgery obsolete.

        There can be no assurance that physicians will use MIM surgical procedures to replace or supplement established treatments, or that MIM cardiac surgery or HNS microsurgery will be competitive with current or future technologies. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations.

        RELIANCE ON STRATEGIC RELATIONSHIPS

        The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its products. The Company's future success may depend, in part, on its relationships with such partners, including, for example, the Company's relationships with Medtronic and Sofamor Danek. The Company will have limited or no control over the resources that any partner may devote to the Company's products, or over its partners' development and marketing efforts. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development or marketing of the Company's potential products. Any parallel development by a partner of alternate technologies, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of a collaborative agreement or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that these partners may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationship will be successful.

        FLUCTUATIONS IN OPERATING RESULTS

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

        UNCERTAINTY RELATING TO THIRD-PARTY PAYMENTS

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

        RISK RELATING TO INTERNATIONAL OPERATIONS

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

        PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE

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

        UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

        Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of January 31, 1998, the Company had exclusive ownership rights to seven issued United States patents, 10 pending United States patent applications and 16 pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure of such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDENCE ON KEY PERSONNEL AND ADVISORS

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

        The Company has established three Clinical Advisory Boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, another focused on HNS microsurgery and a third General Board focused on several specialties. The Company also has formed a Research Advisory Board to conduct specific research in the development of techniques applicable to the use of video assistance in minimally invasive cardiac surgery. Members of the Clinical Advisory Boards consult with the Company exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. As a result, they only spend a limited amount of time on the Company's affairs. Although the Company has entered into consulting agreements, with terms ranging from 12 months to two years, including confidentiality provisions with each of the members of the Clinical Advisory Boards, there can be no assurance that the consulting and confidentiality agreements between the Company and each of the members of the Clinical Advisory Boards will not be terminated or breached. In addition, there can be no assurance that any of such agreements will be renewed upon termination.

        NEED TO MANAGE A CHANGING BUSINESS

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

        YEAR 2000 ISSUES

        The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant.

        While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 issues on significant suppliers, customers, financial institutions and others with whom the Company does business cannot be reasonably estimated at this time. The cost of the Year 2000 initiatives to be executed by the Company is not expected to be material to the Company's results of operations or financial position.

        POTENTIAL VOLATILITY OF STOCK PRICE

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

        HAZARDOUS MATERIALS

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

        NO DIVIDENDS

        The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

        EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF SECOND RESTATED CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

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

Item 2. PROPERTIES

        The Company's facilities consist of approximately 6,500 square feet of office space located in Carlsbad, California, in which the Company's executive offices and the HNS Microsurgery division are located, pursuant to a lease which expires in November 1998. In addition, the Company maintains a facility of approximately 37,100 square feet in Westborough, Massachusetts in which the Company's development and manufacturing operations and the CardioThoracic Surgery division are located, pursuant to several leases which expire at various points in time beginning in May 1999 and ending in October 2001. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

        From time to time, Vista Medical may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report, the Company is not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)     Market Price of and Dividends on the Registrant's Common Equity.

        The Company's Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "VMTI." The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National market from its initial public offering on July 2, 1997 through December 31, 1997.

        YEAR ENDED DECEMBER 31, 1997:

                                       HIGH      LOW
                                       ----     ----
3rd Quarter (July 2 through
 September 30) . . . . . . . . . . .   18.50    8.88


4th Quarter   . . . . . . . . . . .    15.50    8.88


        On March 27, 1998, the last reported sale price of the Common Stock was $11.50. As of January 31, 1998, there were approximately 163 holders of record of the Common Stock.

        The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.

        (b)     Recent Sales of Unregistered Securities.

        Since January 1, 1997, the Company has sold and issued the following unregistered securities (which numbers have been adjusted for the reverse stock split effected in February 1997):

(1) From January 1, 1997 to February 18, 1997, the Company issued an aggregate of 112,500 options to purchase shares of Common Stock with exercise prices ranging from $0.80 to $4.00 per share under the 1995 Stock Option Plan (the "Predecessor Plan") and an aggregate of 43,750 shares of Common Stock were issued through the exercise of options granted under the Predecessor Plan for an aggregate exercise price of $31,174.80.

(2) On February 22, 1997, the Company issued a warrant to purchase 100,000 shares of Common Stock at an exercise price per share equal to $6.67 to Heartport in consideration of Heartport entering into a certain Supply and Services Agreement with the Company.

(3) On March 3, 1997, the Company issued an aggregate of 3,000 shares of Common Stock to certain employees of the Company in consideration for past services rendered to the Company.

(4) On July 3, 1997, the Company issued 27,777 shares of Common Stock to GDE in consideration of GDE entering into a certain License Agreement with the Company.

(5) On October 23, 1997, the Company issued a warrant to purchase 27,184 shares of Common Stock at an exercise price per share equal to $12.875 to Silicon Valley Bank ("The Bank") in connection with the Bank entering into a loan and security agreement with the Company.

        The sales and issuances of securities in the above transactions were deemed to be exempt under the Act by virtue of Section 4(2) thereof and/or Regulation D and Rule 701 promulgated thereunder as transactions not involving any public offering. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Similar representations of investment intent were obtained and similar legends imposed in connection with any subsequent transfers of any such securities. The Company believes that all recipients had adequate access, through employment or other relationships, to information about the Company to make an informed investment decision.

Item 6. SELECTED FINANCIAL DATA

                               SELECTED FINANCIAL DATA

        The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the three years in the period ended December 31, 1997, and with respect to the Company's consolidated balance sheets at December 31, 1996 and 1997, are derived from the financial statements of the Company that have been audited by Ernst & Young LLP, independent auditors, which are included elsewhere herein and are qualified by reference to such financial statements. The statement of operations data for the period from July 19, 1993 (inception) to December 31, 1993 and the year ended December 31, 1994, and the balance sheet data at December 31, 1993, 1994 and 1995 have been derived from financial statements audited by Ernst & Young LLP, independent auditors, which are not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                            1993(1)       1994         1995        1996        1997
                                           --------     -------      --------    --------    --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Sales . . . . . . . . . . . . . . . .   $      73   $      59    $   1,719     $ 2,244      $ 4,141
 Costs and expenses:
  Cost of sales. . . . . . . . . . . .          50          43        1,272       2,253        4,559
  Research and development . . . . . .         310       1,328        1,904       3,880        6,875
  Sales and marketing. . . . . . . . .          48         291          834       2,057        5,011
  General and administrative . . . . .         562         758        1,034       3,103        5,499
                                         ---------   ---------    ---------   ---------   ----------
 Total costs and expenses. . . . . . .         970       2,420        5,044      11,293       21,944
                                         ---------   ---------    ---------   ---------   ----------
 Loss from operations. . . . . . . . .        (897)     (2,361)      (3,325)     (9,049)     (17,803)
 Minority interest in net loss of
   consolidated partnership. . . . . .          80         270           --          --           --
 License income  . . . . . . . . . . .          --          --           --       1,493           --
 Interest income . . . . . . . . . . .          --          --           51         117          926
                                         ---------   ---------    ---------   ---------   ----------
 Net loss  . . . . . . . . . . . . . .       $(817)    $(2,091)     $(3,274)    $(7,439)     (16,877)
                                         ---------   ---------    ---------   ---------   ----------
                                         ---------   ---------    ---------   ---------   ----------
 Basic and diluted net loss per
  share(2) . . . . . . . . . . . . . .   (1,089.33)  (2,788.00)   $   (1.22)     $(1.06)      $(1.52)
                                         ---------   ---------    ---------   ---------   ----------
                                         ---------   ---------    ---------   ---------   ----------
 Shares used in computing basic
  and diluted net loss per share(2). .       1,000       1,000    2,682,000   7,037,000   11,072,000
                                         ---------   ---------    ---------   ---------   ----------
                                         ---------   ---------    ---------   ---------   ----------

                                                                   DECEMBER 31,
                                           ----------------------------------------------------------
                                             1993        1994         1995        1996         1997
                                           --------     -------      --------    --------    --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
   investments. . . . . . . . . . . . .    $    442      $    9      $ 3,399     $10,285      $24,113
 Working capital. . . . . . . . . . . . .       409         (76)       4,224      10,805       25,977
 Total assets . . . . . . . . . . . . . .       855         475        5,208      14,316       32,130
 Total debt . . . . . . . . . . . . . . .     1,293       3,243           --          --           --
 Accumulated deficit. . . . . . . . . . .      (817)     (2,907)      (6,181)    (13,620)     (30,498)
 Total stockholders' equity (deficit) . .      (816)     (2,906)       4,707      12,961       29,866
-----------

(1)     July 19, 1993 (inception) to December 31, 1993.
(2) See Notes 1 and 8 of Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted net loss per share and shares used in computing basic and diluted net loss per share.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS ANNUAL REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO.

OVERVIEW

        The Company develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories and has generated minimal revenues from the sales of these products since its formation in July 1993. The Company expects to continue to incur substantial losses for at least the next 12 months. As of December 31, 1997, the Company's accumulated deficit was approximately $30,500,000. There can be no assurance that the Company's development efforts will result in commercially available products, that the Company will be successful in introducing its products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

        The Company has increased its staffing each year to support its research and development, manufacturing and sales and marketing activities. At
December 31, 1995, 1996, 1997, the Company had 21, 49 and 104 employees, respectively. The Company expects to continue to increase staffing levels significantly in future periods in support of its research and development, manufacturing scale up, service and support, sales and marketing and general and administrative activities related to new products. The Company expects that its increased staffing needs will negatively impact operating income, which in turn may impact the Company's ability to achieve profitability.

        The Company recorded noncash deferred compensation in 1996 and 1997 totalling approximately $3,500,000 in connection with the grant of certain stock options, of which approximately $1,100,000 was recognized as an expense in 1997. The unamortized balance of the deferred compensation will be expensed over the vesting periods of the options (typically four or five years) and, therefore, will continue to impact the Company's operating results through 2001.

        In October 1997 the Company implemented a fee-per-procedure pricing strategy for the Series 8000 in the United States market. This strategy, designed to accelerate adoption of the Series 8000, earns a fee for the Company every time the Series 8000 is used in a procedure. Therefore, revenues are directly related to actual usage, subject to minimum payment requirements. Customers receive an integrated equipment and service package, including installation, in-service training, on-going technical support and system upgrades, for a single charge which can be clearly related to a specific procedure. The Company believes that such strategy, based upon a service contract rather than an upfront capital payment, will allow more rapid penetration of the available market. The Company intends to amortize the cost of the Series 8000 over the term of the service contract and will provide necessary reserves for the required maintenance and upgrades of the machines. Under the fee-per-procedure pricing strategy, the Company is required to allocate adequate capital resources to fund such investment, as the customer does not purchase the system with an upfront capital payment.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

        SALES

        The Company had revenues from product sales of $2,244,000 and $4,141,000 for the years ended December 31, 1996 and 1997, respectively. The increase in revenues from 1996 to 1997 was primarily due to sales of the Company's Series 8000 Advanced Visualization and Information ("Series 8000") product for minimally invasive cardiac surgery launched in September 1997, revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996, and increased original equipment manufacturer ("OEM") sales of the Company's endoscopic cameras during 1997 compared to 1996. Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1995 one customer accounted for 85% of revenues; during 1996 three customers accounted for 30%, 27% and 25% of revenues; during 1997, three customers accounted for 25%, 19% and 10% of revenues, respectively.

        COSTS AND EXPENSES

        COST OF SALES. The Company's cost of sales were $2,253,000 and $4,560,000 for the years ended December 31, 1996 and 1997, respectively. The increase in cost of sales was primarily due to increased costs corresponding to the growth in revenues and manufacturing scale-up expenses the Company incurred to accommodate new product launches targeted at cardiothoracic and HNS markets including the Series 8000 product. The Company expects to continue to incur expenses related to manufacturing scale-up associated with the Series 8000 and its StereoSite systems for HNS markets in the first and second quarters of 1998.

        RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses were $3,880,000 and $6,875,000 for the years ended December 31, 1996 and 1997, respectively. The increase in research and development expenses was attributable to continued development and expansion of the Company's research and development organization focused on development, prototyping and evaluation of new products and consisted of increases in staffing and related supply and occupancy costs. Contracted research and development effort also contributed to the increase. The Company believes that a significant level of investment for product development and evaluation is necessary to maintain its technological advantage and, accordingly, anticipates that it will continue spending in research and development near current levels.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $2,057,000 in 1996 to $5,011,000 in 1997. The increase in sales and marketing expense was attributable to the Company's development and expansion of its sales force, increased marketing efforts associated with commercialization of new products, and commissions and other expenses related to revenues associated with a line of cardiac instruments and sutures for which the Company acquired distribution rights in the second half of 1996. The Company expects that such expenses will continue to increase as it expands its sales and marketing efforts in connection with commercialization of new products.

        GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses were $3,103,000 and $5,499,000 for the years ended December 31, 1996 and 1997, respectively. The increase was primarily due to increases in staffing and related expenses associated with the continued development of the Company's administrative infrastructure, amortization of deferred compensation in connection with the grant of certain stock options in 1996 and early 1997, expansion of the Company's information and communication systems, increases in legal and professional fees associated with business development efforts, and costs associated with being a public company. The Company recorded noncash deferred compensation of approximately $3,500,000 in connection with the grant of certain stock options during 1996 and 1997, of which approximately $1,100,000 and $447,000 were recognized as an expense in 1997 and 1996, respectively. The unamortized balance of the deferred compensation will be expensed over the vesting periods of the options (typically four or five years) and, therefore, will continue to impact the Company's operating results through 2001. The Company expects its general and administrative expenses to continue to increase in the future as it increases its administrative staff and systems to manage the growth of the Company and as a result of increases in expenses associated with being a public company.

        OTHER INCOME

        LICENSE INCOME. The Company had license income of $1,493,000 in 1996 and no income from licensing of technology in 1997. The license income in 1996 related to a perpetual license to certain of the Company's technology and patents unrelated to its main products and markets. No other technology is being developed with the purpose of being licensed and the Company does not anticipate any future licensing arrangements of any of its core technology for medical applications.

        INTEREST INCOME. Interest income increased from $117,000 in 1996 to $926,000 in 1997, due primarily to increasing average investment balances of the Company following the Initial Public Offering.

        TAXES.

        At December 31, 1997, the Company had federal and state tax loss carryforwards of approximately $22,500,000 and $3,100,000, respectively. The federal and state tax loss carryforwards will expire in 2010 and 2000, respectively, unless previously utilized. At December 31, 1997, the Company also had federal and state research tax credit carryforwards of approximately $390,000 and $330,000 respectively, which will expire in 2010 unless previously utilized. The Company has provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

        SALES

        SALES. The Company had revenues from product sales of $1,719,000 and $2,244,000 for the years ended December 31, 1995 and 1996, respectively. The increase in revenue from 1995 to 1996 was attributable to the increased sales of the Company's endoscopic cameras and the sale of surgical instruments and sutures for which the Company acquired distribution rights during 1996. Sales to individual customers exceeding 10% or more of revenues for the years ended December 31, 1995 and 1996 were as follows: during 1995, one customer accounted for 85% of revenues; during 1996, three customers accounted for 30%, 27% and 25% of revenues. For the years ended December 31, 1995 and 1996, the same customer accounted for 85% and 25% of revenues, respectively.

        COSTS AND EXPENSES

        COST OF SALES. The Company's cost of sales were $1,272,000 and $2,253,000 for the years ended December 31, 1995 and 1996, respectively. The increase in cost of sales from 1995 to 1996 was attributable to the increase in revenues from 1995 to 1996 as well as the investment the Company made in its manufacturing infrastructure to accommodate the scale-up for new product introductions.

        RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses were $1,904,000 and $3,880,000 for the years ended
December 31, 1995 and 1996, respectively. The increase in research and development expenses from 1995 to 1996 was attributable to significant increases in staffing, contract research and development expense, and consulting fees related to development, prototyping and evaluation of future products.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $834,000 in 1995 to approximately $2,057,000 in 1996. The increase from 1995 to 1996 was related to significant increases in staffing and related expenses, commissions and professional and consulting fees as the Company continued to build its sales operations and expand its marketing activities in relation to future products.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,034,000 and $3,103,000 for the years ended December 31, 1995 and 1996, respectively. The increase from 1995 to 1996 was primarily attributable to the continued development of corporate management and related support functions, the addition of new facilities and expansion of current facilities, expansion of the Company's information systems and the amortization of deferred compensation in the amount of $447,000.

        OTHER INCOME

        LICENSE INCOME. License income of $1,493,000 in 1996 represents the net amount received by the Company from a perpetual license to certain of its technology and patents unrelated to the Company's main products and markets. The license to Imagyn, formerly Urohealth Systems, Inc., was a unique, non-recurring transaction that involved a license of only that component of the Company's technology that it did not want to pursue. For this reason, the license fees were treated as non-operating income. Prior to 1996, the Company had no license income. No other technology is being developed with the purpose of being licensed and the Company does not anticipate any future licensing arrangements of any of its core technology for medical applications.

        INTEREST INCOME. Interest income represents the net amount of interest earned by the Company on its cash and short-term investments and interest expense on debt. Interest income increased from approximately $51,000 for the year ended December 31, 1995 to approximately $117,000 for the year ended December 31, 1996 due primarily to increasing average investment balances. The Company had immaterial amounts of interest income prior to 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company completed its Initial Public Offering in July 1997, raising approximately $32,700,000 net of offering costs. Prior to the Initial Public Offering, the Company satisfied its liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing certain of the Company's technology.

        In October 1997, the Company completed a $10,000,000 Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of its Series 8000 product on a pay per procedure basis rather than through an upfront capital payment.

        Net cash used in operating activities was approximately $3,567,000, $6,937,000 and $15,494,000 in 1995, 1996 and 1997. The increase in net cash used in operating activities was primarily attributable to increasing net losses during the such periods and investment in inventories associated with expansion of the Company's product line.

        Net cash used in investing activities was approximately $298,000, $1,239,000 and $20,025,000 in 1995, 1996 and 1997, respectively. The increase was primarily attributable to the purchase of short-term investments and the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations.

        Cash flows from financing activities were $7,090,000, $15,061,000 and $32,728,000 in 1995, 1996 and 1997, respectively. The cash flows from financing activities in 1995 and 1996 were primarily attributable to the private sale of preferred stock while cash flows from financing activities in 1997 were primarily attributable to proceeds from the Company's Initial Public Offering.

        The Company anticipates that the net proceeds from the Initial Public Offering completed in July 1997 and the interest income thereon, together with borrowings available under a $10,000,000 Loan Agreement, existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through 1998.

        The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant.

        While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. In addition, the potential impact of the Year 2000 issues on significant suppliers, customers, financial institutions and others with whom the Company does business cannot be reasonably estimated at this time. The cost of the Year 2000 initiatives to be executed by the Company is not expected to be material to the Company's results of operations or financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.
                                       PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Identification of Directors. The information under the caption "Proposal 1 - Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

        (b) Identification of Executive Officers. The information under the headings "Executive Officers and Key Employees," appearing in the Proxy Statement, is incorporated herein by reference.

        (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," appearing in the Proxy Statement, is incorporated herein by reference.


Item 11.        EXECUTIVE COMPENSATION

        The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the headings "Ownership of Securities," appearing in the Proxy Statement, is incorporated herein by reference.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the heading "Certain Relationships and Related Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                       PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     (1)     Financial Statements

                The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

                                                                     PAGE NO.
                                                                     --------
   Report of Ernst & Young LLP, Independent Auditors . . . . . . .    F-2
   CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets at December 31, 1996
   and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3
   Consolidated Statements of Operations for the years
   ended December 31, 1995, 1996 and 1997  . . . . . . . . . . . .    F-4
   Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1995, 1996 and 1997. . . . . . . .    F-5
   Consolidated Statements of Cash Flows for the years
   ended December 31, 1995, 1996 and 1997  . . . . . . . . . . . .    F-7
   Notes to Consolidated Financial Statements  . . . . . . . . . .    F-8

                (2)     Financial Statement Schedules

                        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        (c)     Exhibits


  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
  (1) 3.1      Second Restated Certificate of Incorporation of
               the Company (Exhibit 3.2).

  (1) 3.2      Restated Bylaws of the Company (Exhibit 3.4).


 (1) 10.1      Asset Purchase Agreement between the Company and
               AST, dated September 15, 1995.

 (1) 10.2      Asset Purchase Agreement between the Company,
               ProMedica Distribution, Inc. (ProMedica) and certain stockholders of ProMedica, dated July 26, 1996.

 (1) 10.3 Series A-1 Preferred Stock Purchase Agreement among the Company and the purchasers listed on Schedule A thereto, dated July 27, 1995.

 (1) 10.4 Series B Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated July 12, 1996.

 (1) 10.5 Series C Preferred Stock Purchase Agreement between the Company and Medtronic Asset
               Management, Inc., dated November 27, 1996.

 (1) 10.6 Common Stock Purchase Warrant between the Company and Heartport, Inc. (Heartport), dated
               February 22, 1997.

 (1) 10.7 International Distribution Agreement between AST and AMCO, Inc., dated September 20, 1994 (with certain confidential portions omitted).

                             -39-

  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
 (1) 10.8      Manufacturing Supply Agreement between the
               Company and Kaiser Electro-Optics, Inc. ("KEO"),
               dated July 19, 1995 (with certain confidential
               portions omitted).

 (1) 10.9 U.S.A. and Canada Distribution Agreement between the Company and Delacroix-Chevalier Inc., dated
               July 11, 1996 (with certain confidential portions omitted).

 (1) 10.10     Distributor Agreement between the Company and
               Peters, dated July 15, 1996 (with certain
               confidential portions omitted).

 (1) 10.11     Sales Agreement between the Company and
               Medtronic, Inc., dated November 27, 1996 (with
               certain confidential portions omitted).

 (1) 10.12     Supply and Services Agreement between the Company
               and Heartport, dated February 22, 1997 (with
               certain confidential portions omitted).

 (1) 10.13     Supplemental Rights Agreement between the Company
               and Medtronic, Inc., dated November 27, 1996
               (with certain confidential portions omitted).

 (1) 10.14     Amended and Restated Investors' Rights Agreement
               between the Company and the stockholders listed
               on Schedule A thereto, dated November 27, 1996.

 (1) 10.15     Amendment to the Amended and Restated Investors'
               Rights Agreement between the Company, Heartport
               and the stockholders listed on Exhibit A thereto,
               dated February 22, 1997.

 (1) 10.16     Letter Agreement regarding Investment
               Representations and Registration Rights between
               the Company and Imagyn, formerly Urohealth
               Systems, Inc. (Imagyn), dated December 13, 1996.

 (1) 10.17     Consulting Agreement between the Company and
               Harry R. McKinley, dated September 15, 1995, as
               amended (with certain confidential portions
               omitted).

 (1) 10.18     Consulting Agreement between the Company and
               Imagyn, dated December 13, 1996 (with certain
               confidential portions omitted).

 (1) 10.19     Form of Professional Services Agreement.

 (1) 10.20     Form of Non-Disclosure Agreement for Proprietary
               or Business Confidential Information.

 (1) 10.21     Non-Competition, Non-Disclosure and Patent and
               Inventions Assignment Agreement among Harry R.
               McKinley, McKinley Optics, Inc. and AST, dated
               December 18, 1991.

 (1) 10.22     License and Development Agreement among Harry R.
               McKinley, McKinley Optics, Inc. ("MOI") and AST,
               dated December 18, 1991, as amended on June 28,
               1994 (with certain confidential portions
               omitted).

 (1) 10.23     License Agreement between the Company and Allen
               Newman, dated September 2, 1994, as amended
               December 13, 1996 (with certain confidential
               portions omitted).

 (1) 10.24     Agreement to Amend License and Development
               Agreement between Harry R. McKinley, MOI and the
               Company, dated September 15, 1995 (with certain
               confidential portions omitted).

 (1) 10.25     License Agreement between the Company and Kaiser
               Aerospace, dated July 19, 1995 (with certain
               confidential portions omitted).

 (1) 10.26     Technology Strategic Alliance: Memorandum of
               Understanding between the Company and Kaiser
               Electro Optics, Inc., dated July 19, 1995 (with
               certain confidential portions omitted).

  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
 (1) 10.27     Non-Exclusive License Agreement between the
               Company, Fuji Photo Film Co., Ltd. and Fuji Photo
               Film Optical Co., Ltd., dated June 25, 1996 (with
               certain confidential portions omitted).

 (1) 10.28     Memorandum of Understanding between the Company
               and Cogent Light Technologies, dated March 27,
               1996.

 (1) 10.29     License Agreement between the Company and Imagyn,
               dated December 13, 1996 (with certain
               confidential portions omitted).

 (1) 10.30     License Agreement between the Company,
               HealthCom, Inc. and GDE Systems, Inc., dated
               February 28, 1997 (with certain confidential
               portions omitted).

 (1) 10.31     Lease dated April 14, 1994, as amended by a
               certain First Amendment to Lease dated March 29,
               1996 and a certain Second Amendment to Lease
               dated October 22, 1996 between the Company and
               Robert F. Tambone, as Trustee of MAT Realty
               Trust, u/d/t dated June 4, 1986.

 (1) 10.32     Standard Sublease between the Company and
               Quintiles Pacific, Inc., dated January 23, 1996.

 (1) 10.33     Standby Letter of Credit from Silicon Valley
               Bank, dated August 9, 1996.

(1)+ 10.34     1995 Stock Option Plan.

(1)+ 10.35     1995 Stock Option Plan Form of Notice of Grant.

(1)+ 10.36     1995 Stock Option Plan Form of Stock Option
               Agreement.

(1)+ 10.37     1995 Stock Option Plan Form of Stock Purchase
               Agreement.

(1)+ 10.38     1997 Stock Option/Stock Issuance Plan, as
               amended.

(1)+ 10.39     1997 Stock Option/Stock Issuance Plan Form of
               Notice of Grant.

(1)+ 10.40     1997 Stock Option/Stock Issuance Plan Form of
               Stock Option Agreement.

(1)+ 10.41     1997 Stock Option/Stock Issuance Plan Form of
               Stock Purchase Agreement.

(1)+ 10.42     1997 Employee Stock Purchase Plan.

 (1) 10.43     Form of Indemnification Agreement between the
               Company and each of its directors.

 (1) 10.44     Form of Indemnification Agreement between the
               Company and each of its officers.

 (1) 10.45     Form of Waiver of Registration Rights, dated
               February 28, 1997.

(1)+ 10.46     1997 Stock Option/Stock Issuance Plan Form of
               Stock Issuance Agreement.

(1)+ 10.47     Issuance Agreement dated March 3, 1997 between
               the Company and those purchasers set forth in
               Schedule A.

 (2) 10.48     Vista Medical Technologies, Inc. Third Amendment
               to Lease, dated September 1, 1997.

   * 10.49 Loan and Security Agreement between the Company and Silicon Valley Bank, dated October 22, 1997.

     10.50 Common Stock Purchase Warrant between the Company and Silicon Valley Bank, dated October 23, 1997.

  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
     10.51     Second Amendment to the Amended and Restated
               Investor's Rights Agreement between the Company,
               Silicon Valley Bank, and the Stockholders listed
               on Exhibit A thereto, dated October 22, 1997.

     10.52     Fourth Amendment to Lease, dated October 30,
               1997.

     10.53     Technology Strategic Alliance: Memorandum of
               Understanding between the Company and KEO, dated
               December 9, 1997.

     10.54 Amendment to Manufacturing Supply Agreement between the Company and KEO, dated December 9, 1997.

     10.55     Amendment to License Agreement between the
               Company and Kaiser Aerospace, dated December 9,
               1997.

   * 10.56     License Agreement between the Company and Kaiser
               Aerospace, dated December 9, 1997.

   * 10.57     Exclusive Distribution Agreement between the
               Company and Sofamor Danek L.P., dated January 7,
               1998.

   * 10.58     Cooperative Technology Agreement between the
               Company and Sofamor Danek Group, Inc., dated
               January 7, 1998.

     11.1      Statement re: Computation of Per Share Data.

     23.1      Consent of Ernst & Young LLP, Independent
               Auditors.

     24.1      Power of Attorney. (See page 43)

     27.1      Financial Data Schedule.

     27.2      Financial Data Schedule.

----------------
+              Management contract or compensatory plan.

* Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.



(1) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 333-22985), filed on March 7, 1997, as amended.


(2)            Incorporated by reference to the Company's
               Form 10-Q, filed on November 13, 1997.

SUPPLEMENTAL INFORMATION

        Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 1998 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VISTA MEDICAL TECHNOLOGIES, INC.


Date:  March 30, 1998                 By:  /s/ John R. Lyon
                                           -------------------------------------
                                           John R. Lyon
                                           President and Chief Executive Officer

                                  POWER OF ATTORNEY

        Know all men by these presents, that each person whose signature appears below constitutes and appoints John R. Lyon or Robert J. De Vaere, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


    SIGNATURE                          TITLE                                DATE
    ---------                          -----                                ----

/s/  John R. Lyon            President, Chief Executive                March 30, 1998
--------------------------    Officer and Director (Principal
    (John R. Lyon)            Executive Officer)

/s/  Robert J. De Vaere      Vice President of Finance and             March 30, 1998
--------------------------    Administration and Chief
    (Robert J. De Vaere)      Financial Officer (Principal
                              Financial and Accounting Officer)

/s/  James C. Blair          Chairman of the Board and Director        March 30, 1998
--------------------------
    (James C. Blair)

/s/  Olav B. Bergheim        Director                                  March 30, 1998
--------------------------
    (Olav B. Bergheim)

/s/ Nicholas B. Binkley      Director                                  March 30, 1998
--------------------------
   (Nicholas B. Binkley)

/s/  Daniel J. Holland       Director                                  March 30, 1998
--------------------------
    (Daniel J. Holland)

/s/  Larry M. Osterink       Director                                  March 30, 1998
--------------------------
    (Larry M. Osterink)

                        Vista Medical Technologies, Inc.

                   Index to Consolidated Financial Statements


Report of Ernst & Young LLP,  Independent Auditors...........................F-2

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1996 and 1997....................F-3
Consolidated Statements of Operations for the years ended
   December 31, 1995, 1996 and 1997..........................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1995, 1996 and 1997..........................................F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997..........................................F-7
Notes to Consolidated Financial Statements...................................F-8

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 1996 and 1997 and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




San Diego, California
January 16, 1998

                        Vista Medical Technologies, Inc.

                           Consolidated Balance Sheets



                                                                                   DECEMBER 31,
                                                                      ------------------------------------
                                                                            1996              1997
                                                                      ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $10,119,529     $  7,328,502
   Short-term investments                                                      165,000       16,784,345
   Accounts receivable, net                                                    526,119          521,616
   Inventories, net                                                          1,212,825        3,344,967
   Other current assets                                                        136,400          261,864
                                                                      ------------------------------------
Total current assets                                                        12,159,873       28,241,294

Property and equipment, net                                                  1,082,103        3,327,283
Patents and other assets, net                                                1,073,741          561,873
                                                                      ------------------------------------
Total assets                                                               $14,315,717      $32,130,450
                                                                      ------------------------------------
                                                                      ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    607,639     $  1,217,110
   Accrued compensation                                                        226,543          516,743
   Accrued liabilities                                                         520,584          665,285
                                                                      ------------------------------------
Total current liabilities                                                    1,354,766        2,399,138

Commitments

Stockholders' equity :
   Convertible preferred stock, $.01 par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - 11,574,252 in 1996, no shares
       in 1997                                                                 115,742                -
   Common stock, $.01 par value:
     Authorized shares - 35,000,000
     Issued and outstanding shares - 538,224 in 1996 and
        13,407,038 in 1997                                                       5,382          134,071
   Additional paid-in capital                                               28,615,223       62,531,513
   Notes receivable from stockholders                                          (93,375)         (78,375)
   Deferred compensation                                                    (2,061,549)      (1,942,074)
   Unrealized gain/loss on investments                                               -         (416,313)
   Accumulated deficit                                                     (13,620,472)     (30,497,510)
                                                                      ------------------------------------
Total stockholders' equity                                                  12,960,951       29,731,312
                                                                      ------------------------------------
Total liabilities and stockholders' equity                                 $14,315,717      $32,130,450
                                                                      ------------------------------------
                                                                      ------------------------------------


SEE ACCOMPANYING NOTES.

                        Vista Medical Technologies, Inc.

                      Consolidated Statements of Operations


                                                                      YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                              1995             1996              1997
                                                     ------------------------------------------------------
Sales                                                     $ 1,719,223       $ 2,243,756      $ 4,141,082

Costs and expenses:
   Cost of sales                                            1,272,010         2,252,509        4,559,521
   Research and development                                 1,903,618         3,880,069        6,875,069
   Sales and marketing                                        834,518         2,056,767        5,010,953
   General and administrative                               1,034,434         3,103,256        5,498,820
                                                     ------------------------------------------------------
Total cost and expenses                                     5,044,580        11,292,601       21,944,363
                                                     ------------------------------------------------------

Loss from operations                                       (3,325,357)       (9,048,845)     (17,803,281)

License income                                                      -         1,493,000                -
Interest income                                                51,407           116,706          926,243
                                                     ------------------------------------------------------

Net loss                                                  $(3,273,950)      $(7,439,139)    $(16,877,038)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

Basic and diluted loss per share                          $     (1.22)      $     (1.06)    $      (1.52)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

Shares used in basic and diluted loss per share
   computations                                             2,682,000         7,037,000       11,072,000
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

SEE ACCOMPANYING NOTES.


                        Vista Medical Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity



                                   CONVERTIBLE
                                 PREFERRED STOCK            COMMON STOCK      ADDITIONAL
                              ---------------------  -----------------------    PAID-IN
                               SHARES      AMOUNT        SHARES      AMOUNT     CAPITAL
                              ---------------------  -------------------------------------------
Balance at December 31,
1994                               -     $      -          750        $ 8     $      992
   Issuance of Series A
     convertible
     preferred stock for
     cash                     6,037,736    60,377           -           -      7,897,585
   Issuance of Series A
     convertible
     preferred stock to
     retire debt              1,792,453    17,925           -           -      2,357,075
   Issuance of Series A
     convertible
     preferred stock for
     the assets                 154,581     1,546           -           -        203,274
   Issuance of Series A
     convertible
     preferred stock for
     minority partnership
     interest                   264,151     2,642           -           -        347,358
   Exercise of stock
     options
   Net loss                           -         -     148,125       1,481         28,144

Balance at December 31,               -         -           -           -              -
1995                          ---------------------  ------------------------------------
   Issuance of Series B       8,248,921    82,490     148,875       1,489     10,834,428
     convertible
     preferred stock for
     cash                     1,279,331    12,792           -           -      5,065,848
   Issuance of Series B
     convertible
     preferred stock for
     assets                      46,000       460           -           -        183,540
   Issuance of Series C
     convertible
     preferred stock for
     cash                     2,000,000    20,000           -           -      9,948,619
   Exercise of stock
     options
   Deferred compensation              -         -     389,349       3,893         73,977
   Amortization of
       deferred                       -         -           -           -      2,508,811
       compensation
   Net loss                           -         -           -           -              -

Balance at December 31,               -          -           -           -              -
1996                          ---------------------  ------------------------------------
                             11,574,252  $ 115,742     538,224     $ 5,382   $ 28,615,223



                                NOTES
                              RECEIVABLE
                                FROM           DEFERRED      UNREALIZED    ACCUMULATED
                             STOCKHOLDERS    COMPENSATION    GAIN (LOSS)      DEFICIT         TOTAL
                            ----------------------------------------------------------------------------
Balance at December 31,       $    -        $     -          $    -        $ (2,907,383)   $(2,906,383)
1994
   Issuance of Series A
     convertible
     preferred stock for
     cash                          -              -               -                -         7,957,962
   Issuance of Series A
     convertible
     preferred stock to
     retire debt                   -              -               -                -         2,375,000
   Issuance of Series A
     convertible
     preferred stock for
     the assets                    -              -               -                -           204,820
   Issuance of Series A
     convertible
     preferred stock for
     minority partnership
     interest                      -              -               -                -           350,000
   Exercise of stock
     option                    (29,625)           -               -                -              -
   Net loss                        -              -               -          (3,273,950)    (3,273,950)

Balance at December 31,      ---------------------------------------------------------------------------
   1995                        (29,625)           -               -          (6,181,333)     4,707,449
   Issuance of Series B
     convertible
     preferred stock for
     cash                          -              -               -                 -        5,078,640
   Issuance of Series B
     convertible
     preferred stock for
     assets                        -              -               -                 -          184,000
   Issuance of Series C
     convertible
     preferred stock for
     cash                          -              -               -                 -        9,968,619
   Exercise of stock
     options                   (63,750)           -               -                 -           14,120
   Deferred compensation
   Amortization of                 -         (2,508,811)          -                 -             -
     deferred
     compensation                  -            447,262           -                            447,262
   Net loss                        -               -              -          (7,439,139)    (7,439,139)

Balance at December 31,      ---------------------------------------------------------------------------
1996                            (93,375)   $ (2,061,549)         $   -    $ (13,620,472)   $12,960,951


                        Vista Medical Technologies, Inc.


                                           CONVERTIBLE
                                         PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                      ---------------------  -----------------------     PAID-IN
                                       SHARES      AMOUNT        SHARES      AMOUNT      CAPITAL
                                      ---------------------  ------------------------------------
   Exercise of stock                        -      $    -       150,273     $ 1,503     $ 61,901
     options for cash
   Issuance of common
     stock for services                     -           -         3,000          30       19,980
   Payments on notes
     receivable from
     stockholders                           -           -             -           -            -
   Issuance of common
     stock in conjunction
     with the initial
     public offering at
     $9.00 per share                        -           -     4,000,000      40,000   32,554,990
   Conversion of
     convertible
     preferred stock in
     conjunction with the
     initial public
     offering                     (11,574,252)    (115,742)   8,680,679      86,807       28,935
   Issuance of stock
     under employee stock
     purchase plan                                                7,085          71       54,129
   Issuance of common
     stock for technology
     license                                                     27,777         278      249,715
   Deferred compensation                    -           -             -           -      946,640
   Amortization of
     deferred compensation                  -           -             -           -            -
   Unrealized gain(loss)
     on investments                         -           -             -           -            -
   Net loss                                 -           -             -           -            -
                              -------------------------------------------------------------------
Balance at December 31,
1997                                        -       $   -    13,407,038   $ 134,071  $62,531,513
                              -------------------------------------------------------------------
                              -------------------------------------------------------------------



                                NOTES
                              RECEIVABLE
                                FROM           DEFERRED      UNREALIZED    ACCUMULATED
                             STOCKHOLDERS    COMPENSATION    GAIN (LOSS)      DEFICIT         TOTAL
                            ----------------------------------------------------------------------------
   Exercise of stock            $    -        $       -       $      -      $       -      $ 63,404
     options for cash
   Issuance of common
     stock for services              -                -              -              -        20,010
   Payments on notes
     receivable from
     stockholders               15,000                -              -              -        15,000
   Issuance of common
     stock in conjunction
     with the initial
     public offering at
     $9.00 per share                 -                -              -              -    32,594,990
   Conversion of
     convertible
     preferred stock in
     conjunction with the
     initial public
     offering                        -                -              -              -             -
   Issuance of stock
     under employee stock
     purchase plan                   -                -              -              -        54,200
   Issuance of common
     stock for technology
     license                         -                -              -              -       249,993
   Deferred compensation             -         (946,640)             -              -             -
   Amortization of
     deferred compensation           -        1,066,115              -              -     1,066,115
   Unrealized gain(loss)
     on investments                  -                -       (416,313)             -      (416,313)
   Net loss                          -                -              -    (16,877,038)  (16,877,038)
                            ----------------------------------------------------------------------------
Balance at December 31,
1997                          $(78,375)     $(1,942,074)    $ (416,313)  $(30,497,510) $ 29,731,312
                            ----------------------------------------------------------------------------
                            ----------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                        Vista Medical Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                      YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                              1995              1996             1997
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $(3,273,950)      $(7,439,139)    $(16,877,038)
Adjustments to reconcile net loss to net cash used
   for operating activities:
     Depreciation and amortization                             36,138           351,256        1,260,707
     Amortization of premium on short-term                          -                 -          129,631
       investments
     Stock issued for services rendered                             -                 -           20,010
     Amortization of deferred compensation                          -           447,262        1,066,115
     Acquired in-process research and development             350,000                 -                -
     Write-off of non recoverable patent costs                 28,733                 -                -
     Common stock received/issued in exchange for
       license agreement                                            -          (693,000)         249,993
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
         Accounts receivable                                 (568,264)          126,752            4,503
         Inventories                                         (472,579)         (405,706)      (2,132,142)
         Other current assets                                 (30,846)          (64,105)        (125,464)
         Accounts payable                                     255,192           171,714          609,471
         Accrued compensation                                 108,750            79,133          290,200
         Accrued liabilities                                     (424)          488,591            9,868
                                                     ------------------------------------------------------
Net cash flows used for operating activities               (3,567,250)       (6,937,242)     (15,494,146)

INVESTING ACTIVITIES
Purchases of short-term investments                          (165,000)                -      (23,689,018)
Maturities of short-term investments                                -                 -        7,080,000
Increase in patent and other assets                           (51,975)          (17,895)               -
Purchase of property and equipment                            (80,954)       (1,220,888)      (3,415,457)
                                                     ------------------------------------------------------
Net cash flows used for investing activities                 (297,929)       (1,238,783)     (20,024,475)

FINANCING ACTIVITIES
Payments on shareholder notes receivable                            -                 -           15,000
Advances from a related party                               2,136,000                 -                -
Repayment of advances to a  related party                  (3,004,000)                -                -
Issuance of common stock, net                                       -            14,120       32,712,594
Issuance of convertible preferred stock, net                7,957,962        15,047,259                -
                                                     ------------------------------------------------------
Net cash flows provided by financing activities             7,089,962        15,061,379       32,727,594
Net increase (decrease) in cash and cash equivalents        3,224,783         6,885,354       (2,791,027)
Cash and cash equivalents at beginning of year                  9,392         3,234,175       10,119,529
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                   $3,234,175       $10,119,529      $ 7,328,502
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                  $       1,711       $       183      $         -
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt obligation to related party converted to
   Series A convertible preferred stock                    $2,375,000       $         -      $         -
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Exercise of stock options for stockholder notes
   receivable                                            $     29,625       $    63,750      $         -
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Issuance of convertible preferred stock in
   conjunction with acquisitions                         $    554,820       $   184,000      $         -
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

SEE ACCOMPANYING NOTES.

                        Vista Medical Technologies, Inc.

                              December 31, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Vista Medical Technologies, Inc. ("the Company") was founded in July 1993 and develops and manufactures proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine and other selected microsurgical procedures. Vista Medical's visualization and information systems bring together head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace and Electronics Corporation and three-dimensional imaging capability from its acquisition of Oktas, Inc.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oktas, Inc. Significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues from product sales are recognized when products are shipped.

In 1997, the Company instituted a fee-per-procedure program in the United States whereby the Company's cardiothoracic surgery product, the Series 8000, is placed in a hospital for a specific term. The Company retains ownership of the asset, which is classified on the balance sheet as investment in leased assets and depreciated over the term of agreement. Revenue is recognized on a monthly basis based on actual number of procedures performed by the hospital, subject to a minimum monthly usage requirement. The Company accrues the warranty and upgrade costs for this program on a monthly basis over the life of the agreement.

                        Vista Medical Technologies, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of money market funds, certificates of deposit and commercial paper. The Company considers all highly liquid investments with maturities when purchased of three months or less to be cash equivalents. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

The Company has adopted Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997, the cost of cash equivalents and short-term investments compared to estimated fair value resulted in unrealized losses of $416,313.

As of December 31, 1996 and 1997, the Company's cash, cash equivalents and short-term investments were classified as available-for-sale and consisted of:


                                                                  1996             1997
                                                           ------------------------------------
Cash                                                          $     105,500     $     573,223
Money market funds                                               10,014,029         3,789,419
Corporate bonds                                                           -        16,588,437
Commercial paper                                                          -         2,996,768
Certificates of deposit                                             165,000           165,000
                                                           ------------------------------------
                                                                $10,284,529     $  24,112,847

                                                           ------------------------------------
                                                           ------------------------------------


All of the Company's debt securities mature in 1998, except one security with a fair market value of approximately $1,000,000 that matures in 1999.

CONCENTRATION OF CREDIT RISK

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company's principal customers consist of original equipment manufacturers, distribution partners, and hospitals in the U.S. and Europe. The Company provides for losses from uncollectible accounts and such losses

                        Vista Medical Technologies, Inc.

have historically not exceeded management's expectations. As of December 31, 1997, one customer comprised $268,950 or 50% of the outstanding trade receivables.

                        Vista Medical Technologies, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Marketing demonstration equipment is amortized over a one-year useful life, and assets leased under the fee-per-procedure program are depreciated over the term of the agreement.

PATENTS

Capitalized patent costs are amortized over five years commencing on the date the patent is issued. The Company reviews its patents for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset would not be recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There have not been any impairments of long-lived assets to date.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related Interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

                        Vista Medical Technologies, Inc.

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "EARNINGS PER SHARE", (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, except that, for the periods prior to the Company's initial public offering, preferred shares are included on an as-if converted basis in the basic computation. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS 128 and the requirements of the recently effective Staff Accounting Bulletin No. 98.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", and SFAS No. 131, "SEGMENT INFORMATION". Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

                        Vista Medical Technologies, Inc.

2. BALANCE SHEET COMPONENTS

Inventories consists of the following:


                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                                   1996               1997
                                                             -----------------------------------
Parts and materials                                          $      567,707        $  1,977,878
Work in process                                                     286,099             662,237
Finished goods                                                      359,019             704,852
                                                             -----------------------------------
                                                             $    1,212,825        $  3,344,967
                                                             -----------------------------------
                                                             -----------------------------------


Property and equipment consists of the following:

                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                                   1996               1997
                                                             -----------------------------------
Machinery and equipment                                      $    271,747         $  1,400,892
Office computers, furniture and equipment                         352,911              839,533
Marketing demonstration equipment                                 776,420            2,199,736
Investment in leased assets                                             -              206,011
Leasehold improvements                                             68,704              239,067
                                                             -----------------------------------
                                                                1,469,782            4,885,239
Less: accumulated depreciation                                   (387,679)          (1,557,956)
                                                             -----------------------------------
                                                             $  1,082,103            3,327,283
                                                             -----------------------------------
                                                             -----------------------------------


Patents and other assets consists of the following:


                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                                   1996             1997
                                                             -----------------------------------
Investment in common stock                                        $   693,000       $  271,562
Patents and other intangible assets, net                              323,241          232,811
Prepaid royalties                                                      57,500           57,500
                                                             -----------------------------------
                                                                   $1,073,741       $  561,873
                                                             -----------------------------------
                                                             -----------------------------------


3.  MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1995 one customer accounted for 85% of revenues; during 1996 three customers accounted for 30%, 27% and 25% of revenues; during 1997, three customers accounted for 25%, 19% and 10% of revenues, respectively.

                        Vista Medical Technologies, Inc.

4.  COMMITMENTS

The Company leases its corporate facilities and certain equipment under operating leases that expire on various dates through 2001. Annual future minimum lease payments as of December 31, 1997 are as follows:


         YEAR ENDING DECEMBER 31,
         ------------------------
         1998                                                               $   387,000
         1999                                                                   399,000
         2000                                                                   412,000
         2001                                                                   426,000
         2002                                                                         -
                                                                       ------------------
                                                                             $1,624,000
                                                                       ------------------
                                                                       ------------------


Rent expense was approximately $75,000, $183,000 and $342,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

5.  LICENSE INCOME AND INVESTMENT IN COMMON STOCK

In December 1996, the Company granted a perpetual license to certain of its technology and patents to Imagyn Medical Technologies, Inc. ("Imagyn"), formerly Urohealth Systems, Inc. In exchange for the license the Company received $1,000,000 in cash and 110,000 shares of common stock valued at $693,000. The common stock received is restricted stock of a publicly traded company with restrictions on the sale of the stock for two years from the date of the agreement in accordance with the provisions of Rule 144 under the Securities Act of 1933 as amended. The licensed technology and patent rights were obtained by the Company through a perpetual license and royalty agreement with an officer of the Company. In connection with the license agreement with Imagyn, the Company amended an existing license agreement with the officer to make its terms consistent with the licensing agreement with Imagyn in exchange for $200,000.

In 1997, the fair value of the common stock declined to $271,562 at December 31, 1997. In accordance with SFAS 115, the Company has recorded this unrealized loss of $421,438 as an adjustment to stockholders' equity.

6.  LINE OF CREDIT

In October 1997, the Company signed a loan and security agreement with a bank, subject to maximum advances of $10 million, at an annual interest rate of 1.5% above the bank's prime rate (the prime rate was 8.5% at December 31, 1997). The line of credit expires in October 2002, and there were no amounts outstanding under the line of credit at

                        Vista Medical Technologies, Inc.

6.  LINE OF CREDIT (CONTINUED)

December 31, 1997. In conjunction with the line of credit agreement, the Company issued a warrant expiring in October 2002, to purchase 27,184 shares of common stock at $12.875 per share. The value of the warrant of approximately $135,000 will be charged to interest expense over the life of the agreement.

7. STOCKHOLDERS' EQUITY

CHANGE IN CAPITALIZATION

In February 1997, the Board of Directors approved an amendment to the Articles of Incorporation increasing the number of authorized shares of common stock to 35,000,000 shares with a $.01 par value per share and 5,000,000 shares of preferred stock at $.01 par value per share.

In February 1997, the Company's stockholders approved a 3 for 4 reverse stock split of the Company's common stock. All share, per share and stock option amounts have been restated to reflect retroactively the reverse stock split.

INITIAL PUBLIC OFFERING

During 1997, the Company issued 4,000,000 shares of common stock at $9.00 per share in connection with its initial public offering. In conjunction with this offering, all outstanding shares of preferred stock were converted to common stock at a 4 for 3 conversion ratio. There are no shares of preferred stock outstanding at December 31, 1997.

1995 STOCK OPTION PLAN

The Company reserved 2,015,610 shares of common stock under the 1995 Stock Option Plan ("the 1995 Plan") for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. Options granted by the Company generally vest over four to five years and are exercisable from the date of grant for a period of ten years. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the stock on the date of grant. The Company has the option, in the event of termination of employment to repurchase unvested shares issued under the 1995 Plan at the original issue price.

                        Vista Medical Technologies, Inc.

7. STOCKHOLDERS' EQUITY (CONTINUED)

The Company recorded $947,000 of deferred compensation for options granted during the year ended December 31, 1997, representing the difference between the option exercise price and the deemed value for financial statement presentation purposes for stock options granted to employees in 1997. The Company is amortizing the deferred compensation recorded in 1996 and 1997 over the vesting period of the options and the Company recorded $1,066,000 of compensation expense during the year ended December 31, 1997.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the "1997 Plan") and reserved 2,820,000 shares for issuance thereunder. The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.

At December 31, 1997, 1,227,824 options were available for future grant.

The following tables summarizes stock option activity under the Plan:


                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                         NUMBER OF        PRICE PER      PRICE PER
                                                           SHARES           SHARE          SHARE
                                                     ------------------------------------------------
Balance at December 31, 1994                                      -            $  -        $    -
Granted                                                     655,322            $.20        $  .20
Exercised                                                  (148,125)           $.20        $  .20
Canceled                                                          -              -         $    -
                                                     ------------------------------------------------------
Balance at December 31, 1995                                507,197            $.20        $  .20
Granted                                                   1,173,888    $.20 -  $.80        $  .33
Exercised                                                  (389,349)           $.20        $  .20
Canceled                                                    (45,935)           $.20        $  .20
                                                     ------------------------------------------------------
Balance at December 31, 1996                              1,245,801    $.20 -  $.80        $  .32
Granted                                                     447,500    $.80 -$14.38        $ 8.94
Exercised                                                  (150,273)   $.20 -  $.80        $  .42
Canceled                                                    (25,500)           $.60        $  .60
                                                     ------------------------------------------------------
Balance at December 31, 1997                              1,517,528    $.20 -$14.38        $ 2.85
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------


                        Vista Medical Technologies, Inc.

7. STOCKHOLDERS' EQUITY (CONTINUED)



                                                                                       EXERCISABLE STOCK
                                     OUTSTANDING STOCK OPTIONS                               OPTIONS
                       ------------------------------------------------------     ----------------------------
                                             WEIGHTED-
                                              AVERAGE             WEIGHTED-                     WEIGHTED-
                                             REMAINING            AVERAGE                       AVERAGE
      RANGE OF                              CONTRACTUAL           EXERCISE                      EXERCISE
   EXERCISE PRICE           SHARES             LIFE                PRICE           SHARES        PRICE
---------------------------------------------------------------------------------------------------------
$.20 - $.80               1,107,528             101              $    .32         336,352      $    .29
$4.00                        75,000             109              $   4.00          12,500      $   4.00
$9.88                       170,000             116              $   9.88          16,103      $   9.88
$11.31 - 14.38              165,000             119              $  12.07             667      $  13.61


1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares for issuance, thereunder. The Purchase Plan permits eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant's base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals.

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method for option pricing for options granted prior to the initial public offering and the "Black-Scholes" method for option pricing for options granted subsequent to the initial public offering with the following weighted-average assumptions: risk-free interest rate range of 5.5% to 6.0%; dividend yield of 0%; volatility of 55% and a weighted average expected life of the option of 2.5 to 5 years.

                                                                   YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                           1995              1996               1997
                                                     ------------------------------------------------------
Adjusted pro forma net loss                             $3,279,659        $7,451,220         $17,047,180
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Adjusted pro forma net loss per share                 $        (1.22)     $      (1.06)     $       (1.54)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------


                        Vista Medical Technologies, Inc.

8.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                            1995              1996               1997
                                                     -------------------------------------------------------
Numerator:
   Net loss                                              $(3,273,950)      $(7,439,139)      $(16,877,038)

Denominator:
   Weighted-average common shares                             37,000           201,000           6,731,000
   Weighted-average effect of assumed conversion
     of preferred shares from date of issuance
                                                           2,645,000         6,836,000           4,340,000
                                                     -------------------------------------------------------
   Denominator for basic and diluted loss per share
                                                           2,682,000         7,037,000          11,072,000
                                                     -------------------------------------------------------
                                                     -------------------------------------------------------

   Basic loss per share                              $         (1.22)  $         (1.06)   $         (1.52)
                                                     -------------------------------------------------------
                                                     -------------------------------------------------------


All other potential common shares have been excluded from the diluted EPS computation as they are antidilutive. The Company has not issued any common shares or potential common shares that are considered nominal issuances under the requirements of Staff Accounting Bulletin No. 98.

Loss per share information as presented on the financial statements has been presented because historical loss per share information is not indicative of the Company's capital structure following its July 1997 initial public offering. Basic loss per share, without an adjustment for convertible preferred stock, would have been $(2.51) in 1997 and $(36.97) in 1996.

                        Vista Medical Technologies, Inc.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are shown below. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.


                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                    1996              1997
                                                              -----------------------------------
Deferred tax liabilities:
   Depreciation                                                 $    (51,000)   $              -

Deferred tax assets:
   Net operating loss carryforwards                                3,197,000           8,840,000
   Research and development credits                                  229,000             600,000
   Depreciation                                                            -             280,000
   Other, net                                                         32,000             950,000
                                                              -----------------------------------
Total deferred tax assets                                          3,458,000          10,670,000
Valuation allowance for deferred tax assets                       (3,407,000)        (10,670,000)
                                                              -----------------------------------
Net deferred tax assets                                               51,000                   -
                                                              -----------------------------------
Net deferred taxes                                              $          -    $              -
                                                              -----------------------------------
                                                              -----------------------------------


As the Company was part of a consolidated group prior to the change in ownership in July 1995, all tax loss and tax credit carryforwards up to the date of change in ownership have been reported by the previous consolidated group. All tax loss and tax credit carryforwards reflected in the accompanying financial statements reflect activity only for the period beginning July 1995 and ending December 31, 1996.

At December 31, 1997, the Company has federal and state tax net loss carryforwards of approximately $22,500,000 and $3,100,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also has federal and state research tax credit carryforwards of approximately $390,000 and $330,000, respectively, which will expire in 2010 unless previously utilized.

The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and fifty percent limitation on California loss carryforwards.

                        Vista Medical Technologies, Inc.

9. INCOME TAXES (CONTINUED)

In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the Company's ability to utilize its existing tax loss and tax credit carryforwards.

10. TRANSACTIONS WITH RELATED PARTIES

The Company has a technology strategic alliance and a manufacturing supply agreement with a Kaiser Aerospace subsidiary for the development and manufacturing of certain of the Company's proprietary products. Under the terms of the agreements, which were amended in December 1997, and which expire in December 2002, Kaiser Aerospace will provide development and consulting services and a minimum of 75% of certain of the Company's product requirements provided certain competitive criteria are met. Payments made to Kaiser under these arrangements totaled approximately $292,000, $1,205,000 and $2,878,000 for the years ending December 31, 1995, 1996 and 1997, respectively. At December 31, 1997, the Company had approximately $2,820,000 in purchase commitments with Kaiser under these agreements.

In December 1997, the Company entered into a license agreement with a subsidiary of Kaiser Aerospace whereby Kaiser acquired a license and will pay royalties for sale of head mounted displays, derived from Vista's developments, in non-medical market segments. In connection with the agreement, the Company received $250,000 in license fees.

11.   COLLABORATIVE AGREEMENTS

MEDTRONIC

In November 1996, Vista Medical and Medtronic, a leading cardiac company, entered into a strategic alliance providing for the exclusive distribution in Europe, the Middle East and Africa and co-promotion in the United States and Canada, of the Company's current and future visualization and information systems for cardiac surgery. Medtronic's right to distribute will terminate on the third anniversary of the initial commercial release in Europe and rights to co-promote will terminate in December 1999, subject to (i) earlier termination for Medtronic's failure to meet certain objectives or breach of contract by either party and (ii) automatic renewal if certain performance criteria are met.

In connection with entering into the distribution and co-promotion agreement, Medtronic made a $10 million equity investment in the Company which converted into 1,500,000 shares of common stock in connection with the Initial Public Offering.

                        Vista Medical Technologies, Inc.

12.  SUBSEQUENT EVENT

In January 1998, the Company concluded a definitive agreement with Sofamor Danek Group, Inc. which will provide world wide distribution of Vista's second major product line, the SteroSite visualization and information system for head, neck and spine microsurgery. The five year renewable alliance also calls for collaboration on integration of Vista and Sofamor Danek technology on future products. The agreement calls for guaranteed minimum purchases by Sofamor Danek in 1998 and 1999 if certain conditions are fulfilled. The term of the distributorship expires on December 31, 2002, provided, however, that the term will be automatically extended for successive two-year periods if certain performance criteria are met. In connection with the agreement, the Company received payment from Sofamor Danek for exclusive distribution rights and advance, non-refundable royalties. The Company will also receive royalties on future sales.