Form 10-Q
period 1998-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-05-15
CIK 1035181

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

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
                      (Address of principal executive offices)
                                   (760) 603-9120
                  (Registrant's phone number, including area code)
                  -----------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                    (1)  Yes [X]   No [ ]
                    (2)  Yes [X]   No [ ]

As of May 8, 1998 there were 13,457,367 shares of $.01 par value common stock outstanding.

-------------------------------------------------------------------------------

                          VISTA MEDICAL TECHNOLOGIES, INC.
                                     FORM 10-Q
                                 TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets. . . . . . . . . . . .     3
          Consolidated Statements of Operations. . . . . . .     4
          Consolidated Statements of Cash Flows. . . . . . .     5
          Notes to Consolidated Financial Statements . . . .     6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations .     8

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . .    26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    27


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          Vista Medical Technologies, Inc.
                            Consolidated Balance Sheets


                                                              March 31, 1998    December 31, 1997
                                                              --------------   -----------------
                                                                (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .   $  5,998,284      $  7,328,502
   Short-term investments & securities available for sale. .     14,249,326        16,784,345
   Accounts receivable . . . . . . . . . . . . . . . . . . .      1,778,349           521,616
   Inventories . . . . . . . . . . . . . . . . . . . . . . .      3,985,918         3,344,967
   Other current assets. . . . . . . . . . . . . . . . . . .        208,848           261,864
                                                               ------------      ------------
Total current assets . . . . . . . . . . . . . . . . . . . .     26,220,725        28,241,294
Property and equipment, net. . . . . . . . . . . . . . . . .      2,974,933         3,327,283
Patents and other assets . . . . . . . . . . . . . . . . . .        439,288           561,873
                                                               ------------      ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .   $ 29,635,006      $ 32,130,450
                                                               ------------      ------------
                                                               ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .   $  1,802,297      $  1,217,110
   Accrued compensation. . . . . . . . . . . . . . . . . . .        398,203           516,743
   Accrued liabilities . . . . . . . . . . . . . . . . . . .      1,474,405           665,285
                                                               ------------      ------------
Total current liabilities. . . . . . . . . . . . . . . . . .      3,674,905         2,399,138

Commitments
Stockholders' equity:. . . . . . . . . . . . . . . . . . . .
   Convertible preferred stock, $.01 par value:
      Authorized shares - 5,000,000. . . . . . . . . . . . .
      Issued and outstanding shares - no shares outstanding
      on December 31, 1997 or March 31, 1998 . . . . . . . .             --                --
   Common stock, $.01 par value:
      Authorized shares - 35,000,000 . . . . . . . . . . . .
      Issued and outstanding shares - 13,407,038 on
        December 31, 1997 and 13,447,567 on March 31, 1998 .        134,476           134,071
   Additional paid-in capital. . . . . . . . . . . . . . . .     62,891,085        62,531,513
   Notes receivable from stockholders. . . . . . . . . . . .        (78,375)          (78,375)
   Deferred compensation . . . . . . . . . . . . . . . . . .     (1,800,116)       (1,942,074)
   Unrealized gains/loss on investments. . . . . . . . . . .       (522,253)         (416,313)
   Accumulated deficit . . . . . . . . . . . . . . . . . . .    (34,664,716)      (30,497,510)
                                                               ------------      ------------
Total stockholders' equity . . . . . . . . . . . . . . . . .     25,960,101        29,731,312
                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 29,635,006      $ 32,130,450
                                                               ------------      ------------
                                                               ------------      ------------


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               See accompanying notes

                          VISTA MEDICAL TECHNOLOGIES, INC.
                       Consolidated Statements of Operations
                                    (Unaudited)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                -----------    -------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,433,082    $   829,218
Costs and expenses:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . .      1,789,608        826,027
   Research and development. . . . . . . . . . . . . . . . .      1,555,698      1,513,868
   Sales and marketing . . . . . . . . . . . . . . . . . . .      1,878,921        744,661
   General and administrative. . . . . . . . . . . . . . . .      1,704,254      1,164,221
                                                                -----------    -----------
Total cost and expenses. . . . . . . . . . . . . . . . . . .      6,928,481      4,248,777
                                                                -----------    -----------

Loss from operations . . . . . . . . . . . . . . . . . . . .     (4,495,399)    (3,419,559)

Interest income. . . . . . . . . . . . . . . . . . . . . . .        328,193        101,488
                                                                -----------    -----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .    $(4,167,206)   $(3,318,071)
                                                                -----------    -----------
                                                                -----------    -----------

Basic and diluted loss per share . . . . . . . . . . . . . .    $     (0.31)   $     (0.37)
                                                                -----------    -----------
                                                                -----------    -----------

Shares used in computing basic and
    diluted loss per share . . . . . . . . . . . . . . . . .     13,248,379      9,016,522


                               See accompanying notes

                          VISTA MEDICAL TECHNOLOGIES, INC.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .    $(4,167,206)    $(3,318,071)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization. . . . . . . . . . . . .        631,896         107,747
      Amortization of premium on short term investments. . .         59,618              --
      Stock issued for services rendered . . . . . . . . . .             --          20,010
      Amortization of deferred compensation. . . . . . . . .        194,290         256,055
      Changes in operating assets and liabilities,
        net of effect of acquisitions:
               Accounts receivable . . . . . . . . . . . . .     (1,256,733)       (244,225)
               Inventories . . . . . . . . . . . . . . . . .       (640,950)       (517,067)
               Other current assets. . . . . . . . . . . . .        159,578        (343,363)
               Accounts payable. . . . . . . . . . . . . . .        585,187          66,544
               Accrued compensation. . . . . . . . . . . . .       (118,541)        (42,880)
               Accrued liabilities . . . . . . . . . . . . .        943,954        (107,505)
                                                                -----------      ----------
Net cash flows used for operating activities . . . . . . . .     (3,608,907)     (4,122,755)

INVESTING ACTIVITIES
Purchases of short-term investments. . . . . . . . . . . . .        (80,640)             --
Maturities of short-term investments . . . . . . . . . . . .      2,450,000              --
Purchase of property and equipment . . . . . . . . . . . . .       (263,585)       (353,151)
                                                                -----------      ----------
Net cash flows provided by (used for) investing activities .      2,105,775        (353,151)

FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . . . . . . .        172,913          35,854
                                                                -----------      ----------
Net cash flows provided by financing activities. . . . . . .        172,913          35,854
Net (decrease) increase in cash and cash equivalents . . . .     (1,330,219)     (4,440,052)
Cash and cash equivalents at beginning of period . . . . . .      7,328,502      10,119,529
                                                                -----------      ----------
Cash and cash equivalents at end of period . . . . . . . . .     $5,998,284      $5,679,477
                                                                -----------      ----------
                                                                -----------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . . . . .     $        0      $       70
                                                                -----------      ----------
                                                                -----------      ----------


                             See accompanying notes

                          VISTA MEDICAL TECHNOLOGIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   Basis of Presentation

     The Audited Financial Statements of Vista Medical Technologies, Inc. (the "Company") and the notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.
The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 1998.

2.   Computation of Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, except that, for the periods prior to the Company's initial public offering (July 2, 1997), preferred shares are included on an as-if converted basis in the basic computation. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS 128 and the requirements of the recently effective Staff Accounting Bulletin No. 98.

3.   New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

4.   Inventories


                                       March 31, 1998     December 31, 1997
                                       --------------     -----------------
                                         (Unaudited)

          Parts and materials.........   $ 1,761,831         $  1,977,878
          Work in process.............     1,151,232              662,237
          Finished goods..............     1,072,855              704,852
                                       --------------     -----------------
                                         $ 3,985,918         $  3,344,967
                                       --------------     -----------------
                                       --------------     -----------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

     The Company develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories and has generated minimal revenues from the sales of these products since its formation in July 1993. The Company expects to continue to incur substantial losses for at least the next 12 months. As of March 31, 1998, the Company's accumulated deficit was approximately $34.7 million.

Results of Operations

     Sales. The Company had revenue from product sales and distribution fees of $2,433,000 for the three-months ended March 31, 1998, compared to $829,000 for the same period in 1997. The increase in revenues was due to initial sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, the Company's strategic partner and exclusive distributor for the HNS market and sales of the Company's Series 8000 Advanced Visualization and Information System ("Series 8000") for minimally invasive cardiac surgery launched during the third quarter of 1997.

     Cost of Sales. The Company's cost of sales were $1,790,000 and $826,000 for the three- months ended March 31, 1998 and 1997, respectively, an increase of $964,000. The increase was primarily due to costs corresponding to the growth in revenues from product sales and costs incurred to launch the Company's StereoSite product for the HNS market.

     Research and Development Expenses. Research and development expenses increased to $1,556,000 for the three-months ended March 31, 1998, from $1,514,000 for the corresponding period in 1997. The increase in research and development expenses was attributable to continued development and expansion of the Company's research and development organization focused on development, prototyping and evaluation of new products and consisted primarily of increases in staffing and related supply and occupancy costs. The Company believes that a significant level of investment for product development and evaluation is necessary to remain technologically competitive and anticipates that it will continue its spending in research and development at or near current levels.

     Sales and Marketing Expenses. Sales and marketing expenses were $1,879,000 and $745,000 for the three-months ended March 31, 1998 and 1997, respectively. The increase in sales and marketing expense was attributable to the Company's development and expansion of its sales force, increased marketing efforts associated with commercialization of new products and physician training costs. The Company expects that such expenses will continue to increase on an absolute dollar basis in the future as it expands its sales and marketing efforts in connection with commercialization of new products.

     General and Administrative Expenses. The Company's general and administrative expenses increased to $1,704,000 for the three-months ended March 31, 1998, from $1,164,000 for the corresponding period in 1997. This increase was primarily due to increases in staffing and related expenses associated with the continued development of the Company's administrative infrastructure, increases in legal and professional fees and costs associated with being a public company. The Company expects its general and administrative expenses to continue to increase in the future as it increases its administrative staff and systems to manage the growth of the Company and as a result of increases in expenses associated with being a public company.

     Interest Income. The Company had net interest income of $328,000 for the three-month period ended March 31, 1998 compared to $101,000 for the corresponding period in 1997. This increase was due primarily to increasing average investment balances of the Company's excess cash following the Company's Initial Public Offering ("IPO").

Liquidity and Capital Resources

     The Company completed its IPO in July 1997, raising approximately $32.8 million net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing certain of the Company's technology.

     Net cash used in operating activities for the three-months ended March 31, 1998 was $3,609,000 compared to net cash used of $4,123,000 for the corresponding three-month period in 1997. The decrease in net cash used in operating activities was primarily attributable to higher revenues, customer advances and prepaid royalties received during the 1998 period which offset higher net losses over the 1997 period.

     Net cash provided by investing activities was $2,106,000 for the three-months ended March 31, 1998 compared to $353,000 of net cash used in the same period in 1997. The net cash provided by investing activities in 1998 was primarily attributable to maturities of short-term investments and the net cash used in 1997 was primarily attributable to purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations.

     Net cash provided by financing activities was $173,000 for the three months ended March 31, 1998 compared to $36,000 for the same period in 1997. The net cash provided by financing activities in 1998 was primarily attributable to proceeds from the purchase of stock by employees through the Company's employee stock purchase plan and the exercise of stock options while the cash provided in 1997 was from exercise of stock options.

      In October 1997, the Company completed a $10.0 million Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of its Series 8000 product on a pay per procedure basis rather than through an upfront capital payment. As of March 31, 1998 there were no outstanding balances under the agreement.

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

Risks and Uncertainties

     THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE CONSIDERED CAREFULLY IN EVALUATING VISTA MEDICAL TECHNOLOGIES AND ITS BUSINESS.

     DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS. Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of March 31, 1998, the Company had incurred cumulative net losses of approximately $34.7 million since its formation. The Company expects to incur substantial and increasing operating losses before it will reach profitability, if at all. Furthermore, the Company expects its expenses in all categories to increase as its marketing and other business activities expand. There can be no assurance that the Company will achieve or sustain profitability in the future.
Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     UNCERTAINTY OF CLINICAL ADOPTION OF MINIMALLY INVASIVE MICROSURGICAL PROCEDURES. The Company's near-term products are being developed in order to enable cardiothoracic and HNS surgeons to perform Minimally Invasive Microsurgical ("MIM") surgical procedures using their existing skills coupled with training and complementary equipment being developed by other companies. Accordingly, the Company's success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments. To date, MIM surgical procedures have only been performed on a very limited basis by a small number of highly skilled surgeons. The Company is unable to predict how quickly, if at all, MIM surgical procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

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

     LIMITED SALES, MARKETING, DISTRIBUTION AND TECHNICAL SUPPORT EXPERIENCE; DEPENDENCE ON SOFAMOR DANEK. The Company has organized its sales and marketing efforts through the Company's CardioThoracic Surgery and HNS Microsurgery divisions. The Company currently markets its cardiothoracic products in North America through six direct (Company employee) sales representatives and eight independent sales representatives. The products of the Company's HNS Microsurgery division will be sold via Sofamor Danek's sales force. Establishment of a sales force capable of effectively commercializing the Company's cardiothoracic products will require substantial efforts and significant management and financial resources.
There can be no assurance that the Company will be able to establish such a sales capability on a timely basis or at all.

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

     The Company is dependent on its relationship with Sofamor Danek for a variety of reasons, and the termination of this relationship could have a material adverse effect on the Company. Sofamor Danek is engaged in the worldwide development, manufacturing and distribution of systems for spinal surgery. Sofamor Danek manufactures products in the United States and Europe and sells its products to surgeons and hospitals worldwide. Pursuant to an exclusive distribution agreement between Sofamor Danek and the Company, the Company appointed Sofamor Danek as its exclusive worldwide distributor for the Company's current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery (the "StereoSite Systems"). There can be no assurance that Sofamor Danek will commit significant resources to market StereoSite Systems or that its marketing activities will be effective.

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

     LACK OF COMMERCIAL MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company lacks experience in manufacturing the products under development, including its Series 8000 systems for minimally invasive cardiac surgery and StereoSite systems for minimally invasive HNS surgery, in the quantities that would be necessary for the Company to achieve significant commercial sales. The manufacture of the Company's products primarily involves the assembly of a number of sub-assemblies and components. Businesses such as the Company's often encounter difficulties in scaling up manufacturing of products, which difficulties could include problems involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with U.S. Food and Drug Administration ("FDA") regulations and the need for further FDA approval of new manufacturing processes and facilities and other production constraints. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company will also require additional manufacturing facilities as production volumes increase; acquisition of new manufacturing facilities will likely involve relocation. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operation.

















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

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights.
As of March 31, 1998, the Company had exclusive ownership rights to seven issued United States patents, 10 pending United States patent applications and 16 pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure of such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        YEAR 2000 ISSUES. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant.

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

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

A)        Exhibits

          11.1 Statement Regarding Computation of Per Share Earnings

          27.1 Financial Data Schedule

B)        Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VISTA MEDICAL TECHNOLOGIES, INC.


Date:     May 14, 1998                /s/ John R. Lyon
          ------------------       -----------------------------------------
                                   John R. Lyon
                                   President, Chief Executive Officer and
                                   Director

Date:     May 14, 1998                /s/ Robert J. De Vaere
          ------------------       -----------------------------------------
                                   Robert J. De Vaere
                                   Vice President of Finance & Administration
                                   & Chief Financial Officer
                                   (Principal financial and accounting officer)