Form 10-Q
period 1998-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-08-13
CIK 1035181

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                        OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE  TRANSITION PERIOD FROM _______________ TO _________________.

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

                          (1)      YES [X]        NO [   ]
                          (2)      YES [X]        NO [   ]


As of August 10, 1998 there were 13,486,944 shares of $.01 par value common stock outstanding.

                          VISTA MEDICAL TECHNOLOGIES, INC.
                                     FORM 10-Q
                                 TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets  . . . . . . . . . . . . . . . .  3
              Consolidated Statements of Operations. . . . . . . . . . . .  4
              Consolidated Statements of Cash Flows  . . . . . . . . . . .  5
              Notes to Consolidated Financial Statements . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations . . . . . .  8

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 27

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . 27

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          VISTA MEDICAL TECHNOLOGIES, INC.
                            Consolidated Balance Sheets


                                                              June 30, 1998      December 31, 1997
                                                              -------------      -----------------
                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .   $  6,925,342      $  7,328,502
   Short-term investments & securities available for sale. .      8,344,874        16,784,345
   Accounts receivable . . . . . . . . . . . . . . . . . . .      1,267,945           521,616
   Inventories . . . . . . . . . . . . . . . . . . . . . . .      4,702,135         3,344,967
   Other current assets. . . . . . . . . . . . . . . . . . .        153,151           261,864
                                                                -----------      ------------
Total current assets . . . . . . . . . . . . . . . . . . . .     21,393,447        28,241,294
Property and equipment, net. . . . . . . . . . . . . . . . .      2,466,576         3,327,283
Patents and other assets . . . . . . . . . . . . . . . . . .        274,360           561,873
                                                                -----------      ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .   $ 24,134,383      $ 32,130,450
                                                                -----------      ------------
                                                                -----------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .   $  1,308,539      $  1,217,110
   Accrued compensation. . . . . . . . . . . . . . . . . . .        744,740           516,743
   Accrued liabilities . . . . . . . . . . . . . . . . . . .        870,029           665,285
                                                                -----------      ------------
Total current liabilities. . . . . . . . . . . . . . . . . .      2,923,208         2,399,138

Commitments
Stockholders' equity:. . . . . . . . . . . . . . . . . . . .
   Convertible preferred stock, $.01 par value:
      Authorized shares - 5,000,000. . . . . . . . . . . . .
      Issued and outstanding shares - no shares outstanding
      on December 31, 1997 or June 30, 1998  . . . . . . . .             --                --
   Common stock, $.01 par value:
      Authorized shares - 35,000,000 . . . . . . . . . . . .
      Issued and outstanding shares - 13,407,038 on
        December 31, 1997 and 13,467,569 on June 30, 1998. .        134,676           134,071
   Additional paid-in capital. . . . . . . . . . . . . . . .     62,745,820        62,531,513
   Notes receivable from stockholders. . . . . . . . . . . .        (78,375)          (78,375)
   Deferred compensation . . . . . . . . . . . . . . . . . .     (1,319,978)       (1,942,074)
   Unrealized gains/loss on investments. . . . . . . . . . .          7,850          (416,313)
   Accumulated deficit . . . . . . . . . . . . . . . . . . .    (40,278,918)      (30,497,510)
                                                                -----------      ------------
Total stockholders' equity . . . . . . . . . . . . . . . . .     21,211,075        29,731,312
                                                                -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 24,134,383      $ 32,130,450
                                                                -----------      ------------
                                                                -----------      ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              See accompanying notes

                          VISTA MEDICAL TECHNOLOGIES, INC.
                        Consolidated Statements of Operations
                                    (Unaudited)


                                                           Three Months Ended June 30,                Six Months Ended June 30,
                                                         ---------------------------------       ----------------------------------
                                                             1998                 1997               1998                 1997
                                                         ------------         ------------       ------------         -------------
 Sales.......................................            $ 1,881,159          $   505,444         $  4,314,241          $ 1,334,662
 Costs and expenses:
    Cost of sales............................              1,818,427              764,901            3,608,035            1,590,927
    Research and development.................              1,631,628            1,554,055            3,187,325            3,067,923
    Sales and marketing......................              1,566,863              957,238            3,445,784            1,701,899
    General and administrative...............              1,155,378            1,180,278            2,859,633            2,344,500
    Restructuring expense....................                939,919                   --              939,919                   --
                                                          ----------          -----------          -----------          ------------
 Total cost and expenses.....................              7,112,215            4,456,472           14,040,696            8,705,249
                                                          ----------          -----------          -----------          ------------
 Loss from operations........................             (5,231,056)          (3,951,028)          (9,726,455)          (7,370,587)

 Interest income.............................                254,854               42,271              583,047              143,759

 Other losses................................               (638,000)                  --             (638,000)                  --

 Net loss....................................            $(5,614,202)         $(3,908,757)        $ (9,781,408)         $(7,226,828)
                                                         -----------          -----------          -----------          ------------
                                                         -----------          -----------          -----------          ------------

 Basic and diluted loss per share............            $     (0.42)      $       (12.16)    $          (0.74)         $    (21.61)
                                                         -----------          -----------          -----------          ------------
                                                         -----------          -----------          -----------          ------------

 Shares used in computing basic and
   diluted loss per share....................             13,289,121              321,448           13,265,196              334,361


                               See accompanying notes

                          VISTA MEDICAL TECHNOLOGIES, INC.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                 Six Months Ended June 30,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .    $(9,781,408)    $(7,226,828)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization. . . . . . . . . . . . .      1,031,569         261,293
      Amortization of premium on short term investments. . .         97,124              --
      Stock issued for services rendered . . . . . . . . . .             --          20,010
      Amortization of deferred compensation. . . . . . . . .        517,481         517,664
      Loss on disposal of fixed assets . . . . . . . . . . .        290,410              --
      Write down for impairment on available for sale
        securities . . . . . . . . . . . . . . . . . . . . .        638,000              --
      Changes in operating assets and liabilities,
        net of effect of acquisitions:
               Accounts receivable . . . . . . . . . . . . .       (746,329)        266,128
               Inventories . . . . . . . . . . . . . . . . .     (1,357,168)     (1,122,654)
               Other current assets. . . . . . . . . . . . .        325,275         (38,288)
               Accounts payable. . . . . . . . . . . . . . .         91,429         104,532
               Accrued compensation. . . . . . . . . . . . .        227,996         112,921
               Accrued liabilities . . . . . . . . . . . . .        339,578         741,984
                                                                 ----------      ----------
Net cash flows used for operating activities . . . . . . . .     (8,326,043)     (6,363,238)

INVESTING ACTIVITIES
Purchases of short-term investments. . . . . . . . . . . . .       (724,366)        (83,000)
Maturities of short-term investments . . . . . . . . . . . .      8,950,000              --
Purchase of property and equipment . . . . . . . . . . . . .       (487,445)     (1,747,856)
                                                                 ----------      ----------
Net cash flows provided by (used for) investing activities .      7,738,189      (1,830,856)

FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . . . . . . .        184,694          39,905
Deferred Public Offering costs . . . . . . . . . . . . . . .            --         (689,295)
                                                                 ----------      ----------

Net cash flows provided by (used in) financing activities. .        184,694        (649,390)
Net (decrease) increase in cash and cash equivalents . . . .       (403,160)     (8,843,484)
Cash and cash equivalents at beginning of period . . . . . .      7,328,502      10,119,529
                                                                 ----------      ----------
Cash and cash equivalents at end of period . . . . . . . . .     $6,925,342      $1,276,045
                                                                 ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . . . . .     $        0      $      196
                                                                 ----------      ----------
                                                                 ----------      ----------



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

2.   Computation of Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS 128 and the requirements of the recently effective Staff Accounting Bulletin No. 98.

     Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain earnings per share data. The Company previously considered preferred stock as outstanding in pre-IPO periods from the date of original issuance in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings per share for all pre-IPO periods to exclude the impact of preferred shares.

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

4.   Inventories

                                        June 30, 1998     December 31, 1997
                                        -------------     -----------------
                                         (Unaudited)
          Parts and materials.........   $ 2,295,900          $ 1,977,878
          Work in process.............       874,413              662,237
          Finished goods..............     1,531,822              704,852
                                         -----------          -----------
                                         $ 4,702,135          $ 3,344,967
                                         -----------          -----------
                                         -----------          -----------

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

Overview

     The Company develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories and has generated minimal revenues from the sales of these products since its formation in July 1993. The Company expects to continue to incur substantial losses for at least the next 12 months. As of June 30, 1998, the Company's accumulated deficit was approximately $40.3 million.

Results of Operations

     Sales. The Company had revenues of $1,881,000 and $4,314,000 for the three- and six-months ended June 30, 1998, respectively, compared to $505,000 and $1,335,000 for the same periods in 1997. The increase in revenue for the three-month period was due to (i) unit sales of StereoSite systems, which were commercially launched during the second quarter, to Sofamor Danek, the Company's strategic partner and exclusive distributor for the HNS market and (ii) unit sales of the Company's Series 8000 Advanced Visualization and Information System ("Series 8000") for minimally invasive cardiac surgery launched during the third quarter of 1997. The increase in revenue for the six-month period was due to increased volume of (i) sales of StereoSite systems and associated distribution fees paid by Sofamor Danek and (ii) sales of Series 8000's for minimally invasive cardiac surgery.

     Cost of Sales. The Company's cost of sales were $1,818,000 and $3,608,000 for the three- and six-months ended June 30, 1998, respectively, and $765,000 and $1,591,000 for the three- and six-months ended June 30, 1997, respectively. The increase for both the three- and six-month periods was primarily due to costs corresponding to the growth in revenues from product sales partially offset by completion of manufacturing scale-up in 1997 which contributed to 1997 cost of sales but not to 1998 expenses.

     Research and Development Expenses. Research and development expenses were $1,632,000 and $3,187,000 for the three- and six-months ended June 30, 1998, respectively, compared to $1,554,000 and $3,068,000 for the corresponding periods in 1997. The increase in research and development expenses for both the three- and six-month periods was primarily attributable to increases in staffing and related supply and occupancy costs. The Company believes that a significant level of investment for product development and evaluation is necessary to remain technologically competitive and anticipates that it will continue its spending in research and development at or near current levels in the near term.

     Sales and Marketing Expenses. Sales and marketing expenses were $1,567,000 and $3,446,000 for the three- and six-months ended June 30, 1998, respectively, compared to $957,000 and $1,702,000 for the corresponding periods in 1997. The increase in sales and marketing expense for both the three- and six-month periods was attributable to the Company's development and expansion of its sales force, increased marketing efforts associated with commercialization of new products and physician training costs. At the end of the quarter the Company announced an agreement with Medtronic, Inc. for U.S. distribution of its Series 8000 System for minimally invasive cardiac surgery which includes sales and marketing efforts associated with the product. The Company therefore expects that such expenses will decrease on an absolute dollar basis in the future as it transitions its sales and marketing efforts in connection with this product in the U.S. to Medtronic.

     General and Administrative Expenses. The Company's general and administrative expenses were $1,155,000 and $2,860,000 for the three- and six-months ended June 30, 1998, respectively, compared to $1,180,000 and $2,345,000 for the corresponding periods in 1997. The expenses were relatively flat in the three-month period compared to the prior year due to increases in staffing and related expenses and costs associated with being a public company which were offset by a reduction in deferred compensation and lower professional and legal services fees. The increase in expenses for the six-month period was primarily due to increases in staffing and related expenses and costs associated with being a public company. The Company expects its general and administrative expenses to be relatively flat in the near term as the impact of a restructuring takes effect and offsets increased costs associated with being a public company.

     Restructuring Expenses. The Company recorded charges associated with restructuring expenses of $940,000 for both the three- and six-month periods ended June 30, 1998 and had no such expenses for the corresponding periods of 1997. The restructuring expenses related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the U.S. for the Company's Series 8000 System for minimally invasive cardiac surgery to Medtronic, Inc., termination and severance payments to employees in connection with a general Company restructuring and work force reduction, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instrument and sutures earlier than previously planned.

     Interest Income. The Company had net interest income of $255,000 and $583,000 for the three- and six-month periods ended June 30, 1998, respectively, compared to $42,000 and $144,000 for the corresponding periods in 1997. This increase was due primarily to increasing average investment balances of the Company's excess cash following the Company's Initial Public Offering ("IPO").

     Other Losses. The Company recorded other losses of $638,000 for both the three- and six-month periods ended June 30, 1998 and had no such losses for the corresponding periods in 1997. The losses for both the three- and six-month periods relate to recognition of a permanent reduction in value of securities the Company received in connection with an earlier license agreement with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

Liquidity and Capital Resources

     The Company completed its IPO in July 1997, raising approximately $32.8 million net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing certain of the Company's technology.

     Net cash used in operating activities for the six-months ended June 30, 1998 was $8,326,000 compared to net cash used of $6,363,000 for the corresponding six-month period in 1997. The increase in net cash used in operating activities was primarily attributable to the increasing net losses during the 1998 period with the overall effect of changes in operating assets, liabilities, depreciation and amortization having little impact between the periods.

     Net cash provided by investing activities was $7,738,000 for the six-months ended June 30, 1998 compared to $1,831,000 of net cash used in the same period in 1997. The net cash provided by investing activities in 1998 was primarily attributable to maturities of short-term investments and the net cash used in 1997 was primarily attributable to the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations.

     Net cash provided by financing activities was $185,000 for the six-months ended June 30, 1998 compared to net cash used in financing activities of $649,000 for the same period in 1997. The net cash provided by financing activities in 1998 was primarily attributable to proceeds from the purchase of stock by employees through the Company's employee stock purchase plan and the exercise of stock options while the cash used in the 1997 period was associated with expenses related to the Company's IPO which was completed in July 1997.

     As of June 30, 1998, the Company's strategic partners, Sofamor Danek and Medtronic accounted for approximately 47% and 18%, respectively, of the outstanding receivables and Aesculap AG accounted for approximately 10%.

     In October 1997, the Company completed a $10.0 million Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of its Series 8000 product on a pay per procedure basis rather than through an upfront capital payment. As of June 30, 1998 there were no outstanding balances under the agreement. On June 29, 1998, the Company announced a new distribution agreement with Medtronic, Inc. whereby Medtronic will distribute the Series 8000 for the Company in the United States. The terms of that agreement call for Medtronic to pay Vista for units placed with the companies then sharing in the gross margins generated by procedure fees. The Company believes that this agreement effectively replaces the Loan Agreement, which expires in September 1998, and that the Company will not draw down on the loan. If the Company were to borrow funds pursuant to the Loan Agreement, it could borrow up $10.0 million at one time with an interest rate of prime plus one and one half percent.

     The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through at least the first quarter of 1999.

Risks and Uncertainties

     THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE CONSIDERED CAREFULLY IN EVALUATING VISTA MEDICAL TECHNOLOGIES AND ITS BUSINESS.

     DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS. Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of June 30, 1998, the Company had incurred cumulative net losses of approximately $40.3 million since its formation. The Company expects to incur substantial additional operating losses before it will reach profitability, if at all. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which the Company's products gain market acceptance; the progress and scope of product evaluations; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals; the timing and costs of product introductions; the extent of the

Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; and the costs of developing marketing and distribution capabilities. The Company anticipates that the net proceeds from the Initial Public Offering completed in July 1997 and the interest income thereon, together with existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through at least the first quarter of 1999. If, at or prior to such time, the net proceeds of the Initial Public Offering, together with available funds and cash generated from operations, are insufficient to satisfy the Company's cash needs, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. The Company's inability to fund its capital and operational requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON AND UNCERTAINTY REGARDING COMMERCIALIZATION OF SERIES 8000 AND STEREOSITE. The Series 8000 for minimally invasive cardiac surgery and StereoSite Systems for head, neck and spine microsurgery are the Company's primary near-term product focuses and are expected to account for the majority of the Company's revenues over the next several years. There can be no assurance that demand for the Series 8000 and StereoSite will be sufficient to achieve profitable operations.

     Development of certain additional components of the Series 8000 has not yet been completed and additional versions of StereoSite have yet to be finally developed. There can be no assurance that the Company's development efforts for these products will be successful, or that the Company's other products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.

     Evaluations of the Series 8000 and StereoSite conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the systems. Based on the clinical and laboratory procedures performed to date, there can be no assurance that visualization and information system enhancements incorporated, or to be incorporated, in the Series 8000 and StereoSite will prove suitable for use by a substantial number of surgeons. If the Series 8000 and StereoSite prove unsuitable for a number of surgeons to use, the potential markets and applications for the Company's products would be significantly limited. Widespread use of the Series 8000 and StereoSite will require training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect market acceptance. Failure to successfully commercialize the Series 8000 and StereoSite would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON MEDTRONIC, INC. AND SOFAMOR DANEK. The Company has organized its sales and marketing efforts through the Company's CardioThoracic Surgery and HNS Microsurgery divisions. Pursuant to a recently announced sales agreement, the products of the Company's Cardiothoracic Surgery division will be sold by Medtronic's sales force in most of the world's significant markets including the United States. The products of the Company's HNS Microsurgery division will be sold worldwide via Sofamor Danek's sales force.

     The Company is directly dependent on its agreements with Medtronic and Sofamor Danek for sales of the majority of its products. The termination of these relationships could have a material adverse effect on the Company.

     Medtronic is the world's leading medical technology company specializing in implantable and interventional therapies. Medtronic manufactures products in the United States, Europe and Asia and sells its products to hospitals and surgeons worldwide. Pursuant to a June 29, 1998 sales agreement between Medtronic and the Company, the Company appointed Medtronic as its exclusive distributor for current and future visualization and information systems for cardiothoracic surgery in the U.S., Europe, Japan and several other significant geographical regions. There can be no assurance that Medtronic will commit significant resources to market the Company's Series 8000 System or that its marketing efforts will be effective.

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

     LACK OF COMMERCIAL MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company lacks experience in manufacturing the products under development, including its Series 8000 systems for minimally invasive cardiac surgery and StereoSite systems for HNS microsurgery, in the quantities that would be necessary for the Company to achieve significant commercial sales. The manufacture of the Company's products primarily involves the assembly of a number of sub-assemblies and components. Such businesses often encounter difficulties in scaling up manufacturing of products, which difficulties could include problems involving quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with U.S. Food and Drug Administration ("FDA") regulations and the need for further FDA approval of new manufacturing processes and facilities and other production constraints. There can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company will also require additional manufacturing facilities as production volumes increase; acquisition of new manufacturing facilities will likely involve relocation. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operation.

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

     The Company believes that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than that of the Company, already develop, manufacture and market visualization products for minimally invasive surgery and would have a natural interest in developing and marketing advanced technology for minimally invasive microsurgical applications in general, which could also be applied to cardiac or HNS surgery. The Company estimates there are approximately ten potential major competitors in the minimally invasive visualization market with such companies as Stryker, Karl Storz, Olympus and Dyonics considered leaders, and while they have not yet introduced products which compete directly with the Company's technology, there can be no assurance that they will not do so in the future.

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

     RELIANCE ON STRATEGIC RELATIONSHIPS. The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its products. The Company's future success may depend, in part, on its relationships with such partners, including, for example, the Company's relationships with Medtronic and Sofamor Danek. The Company will have limited or no control over the resources that any partner may devote to the Company's products, or over its partners' development and marketing efforts. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development or marketing of the Company's potential products. Any parallel development by a partner of alternate technologies, preclusion from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of a collaborative agreement or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its strategic partners currently have the right to terminate their respective agreements only in the event of a material breach by the Company. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationship will be successful.

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

     UNCERTAINTY RELATING TO THIRD-PARTY PAYMENTS. The Company expects that the majority of its sales and the prices of those sales will be directly or indirectly affected by the profitability to, or cost-effectiveness for, hospitals of the procedures in which the Company's products are involved. While the cost of using one of the Company's products may not be specifically reimbursable, its cost will form part of the global cost of the procedure to the institution. Such attention to the relationship between procedure cost and potential reimbursement is an increasing element in purchasing decisions by hospitals, particularly in the United States and, increasingly, in other important foreign markets. In the U.S. profitability levels are directly related to the level of payments for surgical procedures, either by Medicare or private insurance companies, and it is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. The Company expects that the majority of its products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. If such hospitals and surgical centers are unable to be reimbursed for procedures using the Company's equipment, this could have a material adverse effect on the sales of the Company's products. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare compensates hospitals at a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. The Company could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which the Company's products are intended to be used.

     If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the acceptance by the prevailing health care financing system in each country. Health care financing systems in international markets vary significantly by country and include both government sponsored health care programs and private insurance. These financing systems face the same cost containment pressures as the U.S. and there can be no assurance that they will endorse use of the Company's technology.

     The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance, as to either United States or foreign markets, that funding will be available or adequate, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are utilized in procedures which are more expensive than competing conventional surgical procedures. The unavailability or inadequacy of third-party payor coverage or reimbursement would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights.
As of June 30, 1998, the Company had exclusive ownership rights to seven issued United States patents, 10 pending United States patent applications and 16 pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure of such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     NEED TO FINANCE AND MANAGE AN EXPANDING AND CHANGING BUSINESS. In order to compete effectively against current and future competitors, prepare additional products for potential commercialization and develop future products, the Company believes that it must be prepared to expand its operations, particularly in the areas of development and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in additional demands for financing and new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its work force. All of the foregoing demands will require the addition of new management personnel. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund and expand operations through at least the first quarter of 1999. If, at or prior to such time, the net proceeds of the initial public offering, together with available funds and cash generated from operations, are insufficient to satisfy the Company's cash needs and expansion of operations, the Company may require additional financing and will evaluate various strategies and sources of funds at that time. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all, and any failure to finance, implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     HAZARDOUS MATERIALS. The Company's research and development may involve the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resultant damages, and any such liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations. The Company believes it is currently in compliance with all Federal, State and local environmental laws.

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

Item 3.   Not Applicable

PART II.  OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  I. 1998 Annual Meeting of Stockholders held on June 9, 1998

     a. The 1998 Annual Meeting of Stockholders of Vista Medical Technologies, Inc.(the "Annual Meeting") was held on June 9, 1998. The holders of 10,718,911 of the 13,450,567 shares of the Company's Common Stock outstanding on April 15, 1998, the record date for the Annual Meeting (approximately 79.691%), were present at the Annual Meeting in person or by proxy.

     b. At the Annual Meeting, the seven individuals listed below were duly nominated and properly elected as Directors of the Company. Nicholas B. Binkley and Larry M. Osterink were elected to serve until the 1999 annual meeting of stockholders or until their successors are elected and have qualified. Olav. B. Bergheim and Daniel J. Holland were elected to serve until the 2000 annual meeting of stockholders or until their successors are elected and have qualified. James C. Blair, Ph.D. and John R. Lyon were elected to serve until the 2001 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                           AGAINST/      BROKER
                                FOR        WITHHELD      NON-VOTES
                              ----------   --------      ---------
         James C. Blair       10,702,896    16,015          0
         Olav B. Bergheim     10,702,996    15,915          0
         Nicholas B. Binkley  10,702,896    16,015          0
         Daniel J. Holland    10,702,996    15,915          0
         John R. Lyon         10,702,996    15,915          0
         Larry M. Osterink    10,702,996    15,915          0

At the Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1998 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                         BROKER
             FOR         AGAINST      ABSTENTIONS       NON-VOTES
         ----------      -------      -----------       ---------
         10,695,399      12,700         10,812              0


Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)       Exhibits

   * 10.1 Amended and Restated Sales Agreement between the Company and Medtronic, Inc., dated June 26, 1998

     11.1     Statement Regarding Computation of Per Share Earnings

     27.1     Financial Data Schedule

* Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

B)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VISTA MEDICAL TECHNOLOGIES, INC.


Date: August 13, 1998              /s/ John R. Lyon
      -------------------          --------------------------------------
                                   John R. Lyon
                                   President, Chief Executive Officer and
                                   Director

Date: August 13, 1998              /s/ Robert J. De Vaere
      -------------------          --------------------------------------
                                   Robert J. De Vaere
                                   Vice President of Finance & Administration
                                   & Chief Financial Officer
                                   (Principal financial and accounting officer)