Form 10-K/A
period 1997-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-08-24
CIK 1035181

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1
                                          TO

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

        The Company's data integration capability has been enhanced through a perpetual, exclusive license from GDE which has added high speed image-based information processing and networking software to the Company's technology platform. The Company believes that its technology will demonstrate that real-time access to relevant information, along with enhanced visualization, is a critical requirement of performing MIM and other surgical procedures. The Company anticipates incorporating appropriate elements of this software package into future products.

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

        DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

        Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of December 31, 1997, the Company had incurred cumulative net losses of $30.5 million since its formation. The Company expects to incur substantial and increasing operating losses before it will reach profitability, if at all. Furthermore, the Company expects its expenses in all categories to increase as its marketing and other business activities expand. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Evaluations of the Series 8000 conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the system. Based on the clinical and laboratory procedures performed to date, there can be no assurance that visualization and information system enhancements incorporated, or to be incorporated, in the Series 8000 will prove suitable for use by a substantial number of cardiothoracic surgeons. If the Series 8000 proves unsuitable for a number of surgeons to use, the potential markets and applications for the Company's products would be significantly limited. Widespread use primarily attributable to the continued development of corporate management and related support functions, the addition of new facilities and expansion of current facilities, expansion of the Company's information systems and the amortization of deferred compensation in the amount of $447,000.

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

        In October 1997, the Company completed a $10,000,000 Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of its Series 8000 product on a pay per procedure basis rather than through an upfront capital payment. As of December 31, 1997 there were no outstanding balances under the Agreement. If the Company were to borrow funds pursuant to the Loan Agreement, it could borrow up to $10,000,000 at one time with an interest rate of prime plus one and one half percent.

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

        The Company intends to undertake approximately $1,500,000 in capital expenditures in 1998 and has future lease payments relating to its facilities and certain equipment under operating leases of $1,624,000, of which $387,000 is payable in 1998.

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

                                      VISTA MEDICAL TECHNOLOGIES, INC.


Date:  August 21, 1998                 By:  /s/ John R. Lyon
                                           -------------------------------------
                                           John R. Lyon
                                           President and Chief Executive Officer

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


    SIGNATURE                          TITLE                                DATE
    ---------                          -----                                ----

/s/  John R. Lyon            President, Chief Executive                August 21, 1998
--------------------------    Officer and Director (Principal
    (John R. Lyon)            Executive Officer)

/s/  Robert J. De Vaere      Vice President of Finance and             August 21, 1998
--------------------------    Administration and Chief
    (Robert J. De Vaere)      Financial Officer (Principal
                              Financial and Accounting Officer)

           *                 Chairman of the Board and Director        August 21, 1998
--------------------------
    (James C. Blair)

           *                 Director                                  August 21, 1998
--------------------------
    (Olav B. Bergheim)

           *                 Director                                  August 21, 1998
--------------------------
   (Nicholas B. Binkley)

           *                 Director                                  August 21, 1998
--------------------------
    (Daniel J. Holland)

           *                 Director                                  August 21, 1998
--------------------------
    (Larry M. Osterink)


*By: /s/ Robert J. De Vaere
     ---------------------------------------
         Robert J. De Vaere, Attorney-in-fact

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


/s/ Ernst & Young LLP
----------------------------

San Diego, California
January 16, 1998

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
                                                             -----------------------------------
                                                             -----------------------------------

3.  MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1995 Linvatec Corporation accounted for 85% of revenues; during 1996 Pilling Weck, Amco, Inc. and Linvatec Corporation accounted for 30%, 27% and 25% of revenues, respectively; during 1997, Linvatec Corporation, Medtronic, Inc. and Aesculap AG accounted for 25%, 19% and 10% of revenues, respectively.

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


The weighted average fair value of stock options granted during 1996 and 1997 was $0.09 and $4.66, respectively. The weighted average remaining life of the options at December 31, 1996 and 1997 was 111 and 102 months, respectively.

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

                                                                   YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                           1995              1996               1997
                                                     ------------------------------------------------------
Adjusted pro forma net loss                             $3,279,659        $7,451,220         $17,047,180
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Adjusted pro forma net loss per share                   $   (88.64)       $   (37.07)        $     (2.53)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

                        Vista Medical Technologies, Inc.

8.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                            1995              1996               1997
                                                     -------------------------------------------------------
Numerator:
   Net loss                                              $(3,273,950)      $(7,439,139)      $(16,877,038)

Denominator:
   Weighted-average common shares                             37,000           201,000           6,731,000
                                                     -------------------------------------------------------
   Denominator for basic and diluted loss per share           37,000           201,000           6,731,000
                                                     -------------------------------------------------------
                                                     -------------------------------------------------------

   Basic and diluted loss per share                      $    (88.49)      $    (37.01)      $       (2.51)
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

The Company believes that the preferred stock, which is excluded from the FAS 128 basic and diluted computation as an antidilutive security, is an important component of the capital structure. Including the preferred stock as weighted average shares outstanding would result in the following pro forma net loss per share: ($1.22) in 1995, ($1.06) in 1996, and ($1.52) in
1997.