Form 10-K/A
period 1997-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-09-10
CIK 1035181

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 2
                                          TO

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

                                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                            1993(1)       1994         1995        1996        1997
                                           --------     -------      --------    --------    --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Sales . . . . . . . . . . . . . . . .   $      73   $      59    $   1,719     $ 2,244      $ 4,141
 Costs and expenses:
  Cost of sales. . . . . . . . . . . .          50          43        1,272       2,253        4,559
  Research and development . . . . . .         310       1,328        1,904       3,880        6,875
  Sales and marketing. . . . . . . . .          48         291          834       2,057        5,011
  General and administrative . . . . .         562         758        1,034       3,103        5,499
                                         ---------   ---------    ---------   ---------   ----------
 Total costs and expenses. . . . . . .         970       2,420        5,044      11,293       21,944
                                         ---------   ---------    ---------   ---------   ----------
 Loss from operations. . . . . . . . .        (897)     (2,361)      (3,325)     (9,049)     (17,803)
 Minority interest in net loss of
   consolidated partnership. . . . . .          80         270           --          --           --
 License income  . . . . . . . . . . .          --          --           --       1,493           --
 Interest income . . . . . . . . . . .          --          --           51         117          926
                                         ---------   ---------    ---------   ---------   ----------
 Net loss  . . . . . . . . . . . . . .       $(817)    $(2,091)     $(3,274)    $(7,439)     (16,877)
                                         ---------   ---------    ---------   ---------   ----------
                                         ---------   ---------    ---------   ---------   ----------
 Basic and diluted net loss per
  share(2) . . . . . . . . . . . . . .   (1,089.33)  (2,788.00)   $  (88.49)    $(37.01)      $(2.51)
                                         ---------   ---------    ---------   ---------   ----------
                                         ---------   ---------    ---------   ---------   ----------
 Shares used in computing basic
  and diluted net loss per share(2). .       1,000       1,000       37,000     201,000    6,731,000
                                         ---------   ---------    ---------   ---------   ----------
                                         ---------   ---------    ---------   ---------   ----------

                                                                   DECEMBER 31,
                                           ----------------------------------------------------------
                                             1993        1994         1995        1996         1997
                                           --------     -------      --------    --------    --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
   investments. . . . . . . . . . . . .    $    442      $    9      $ 3,399     $10,285      $24,113
 Working capital. . . . . . . . . . . . .       409         (76)       4,224      10,805       25,977
 Total assets . . . . . . . . . . . . . .       855         475        5,208      14,316       32,130
 Total debt . . . . . . . . . . . . . . .     1,293       3,243           --          --           --
 Accumulated deficit. . . . . . . . . . .      (817)     (2,907)      (6,181)    (13,620)     (30,498)
 Total stockholders' equity (deficit) . .      (816)     (2,906)       4,707      12,961       29,866
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

(1)+ 10.46     1997 Stock Option/Stock Issuance Plan Form of
               Stock Issuance Agreement.

(1)+ 10.47     Issuance Agreement dated March 3, 1997 between
               the Company and those purchasers set forth in
               Schedule A.

 (2) 10.48     Vista Medical Technologies, Inc. Third Amendment
               to Lease, dated September 1, 1997.

   * 10.49 Loan and Security Agreement between the Company and Silicon Valley Bank, dated October 22, 1997.

 (3) 10.50     Common Stock Purchase Warrant between the Company
               and Silicon Valley Bank, dated October 23, 1997.

  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
 (3) 10.51     Second Amendment to the Amended and Restated
               Investor's Rights Agreement between the Company,
               Silicon Valley Bank, and the Stockholders listed
               on Exhibit A thereto, dated October 22, 1997.

 (3) 10.52     Fourth Amendment to Lease, dated October 30,
               1997.

 (3) 10.53     Technology Strategic Alliance: Memorandum of
               Understanding between the Company and KEO, dated
               December 9, 1997.

 (3) 10.54     Amendment to Manufacturing Supply Agreement
               between the Company and KEO, dated December 9,
               1997.

 (3) 10.55     Amendment to License Agreement between the
               Company and Kaiser Aerospace, dated December 9,
               1997.

(3)* 10.56     License Agreement between the Company and Kaiser
               Aerospace, dated December 9, 1997.

(3)* 10.57     Exclusive Distribution Agreement between the
               Company and Sofamor Danek L.P., dated January 7,
               1998.

(3)* 10.58     Cooperative Technology Agreement between the
               Company and Sofamor Danek Group, Inc., dated
               January 7, 1998.

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


(2)            Incorporated by reference to the Company's
               Form 10-Q, filed on November 13, 1997.


(3) Incorporated by reference to the same-numbered exhibit to the Company's Form 10-K, filed on March 30, 1998.

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

                                      VISTA MEDICAL TECHNOLOGIES, INC.


Date:  September 9, 1998                 By:  /s/ John R. Lyon
                                           -------------------------------------
                                           John R. Lyon
                                           President and Chief Executive Officer

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


    SIGNATURE                          TITLE                                DATE
    ---------                          -----                                ----

/s/  John R. Lyon            President, Chief Executive                September 9, 1998
--------------------------    Officer and Director (Principal
    (John R. Lyon)            Executive Officer)

/s/  Robert J. De Vaere      Vice President of Finance and             September 9, 1998
--------------------------    Administration and Chief
    (Robert J. De Vaere)      Financial Officer (Principal
                              Financial and Accounting Officer)

           *                 Chairman of the Board and Director        September 9, 1998
--------------------------
    (James C. Blair)

           *                 Director                                  September 9, 1998
--------------------------
    (Olav B. Bergheim)

           *                 Director                                  September 9, 1998
--------------------------
   (Nicholas B. Binkley)

           *                 Director                                  September 9, 1998
--------------------------
    (Daniel J. Holland)

           *                 Director                                  September 9, 1998
--------------------------
    (Larry M. Osterink)


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
                                                                      ------------------------------------
                                                                      ------------------------------------


SEE ACCOMPANYING NOTES.

                        Vista Medical Technologies, Inc.

                      Consolidated Statements of Operations


                                                                      YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                              1995             1996              1997
                                                     ------------------------------------------------------
Sales                                                     $ 1,719,223       $ 2,243,756      $ 4,141,082

Costs and expenses:
   Cost of sales                                            1,272,010         2,252,509        4,559,521
   Research and development                                 1,903,618         3,880,069        6,875,069
   Sales and marketing                                        834,518         2,056,767        5,010,953
   General and administrative                               1,034,434         3,103,256        5,498,820
                                                     ------------------------------------------------------
Total cost and expenses                                     5,044,580        11,292,601       21,944,363
                                                     ------------------------------------------------------

Loss from operations                                       (3,325,357)       (9,048,845)     (17,803,281)

License income                                                      -         1,493,000                -
Interest income                                                51,407           116,706          926,243
                                                     ------------------------------------------------------

Net loss                                                  $(3,273,950)      $(7,439,139)    $(16,877,038)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

Basic and diluted loss per share                          $    (88.49)      $    (37.01)    $      (2.51)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

Shares used in basic and diluted loss per share
   computations                                                37,000           201,000        6,731,000
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