Form 10-Q/A
period 1998-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-09-18
CIK 1035181

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                                      TO

(Mark One)

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

                            -------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                         (1)   YES /x/    NO / /
                         (2)   YES /x/    NO / /

As of August 3, 1998 there were 13,486,944 shares of $.01 par value common stock outstanding.

Item 6.  Exhibits and Reports on Form 8-K

A)       Exhibits

    (1) 10.1 Amendment Number One to Sales Agreement between the Company and Medtronic, Inc., dated June 9, 1998

    (1) 10.2 Amended and Restated Sales Agreement between the Company and Medtronic, Inc., dated June 26, 1998

         10.3 Manufacturing Supply Agreement between the Company and Kaiser Electro-Optics, Inc., dated July 19, 1995

    (1)  11.1 Statement Regarding Computation of Per Share Earnings

    (1)  27.1 Financial Data Schedule

------------------------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Form 10-Q filed June 30, 1998.

B)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VISTA MEDICAL TECHNOLOGIES, INC.

Date: September 18, 1998           /s/ John R. Lyon
      -----------------------      --------------------------------------
                                   John R. Lyon
                                   President, Chief Executive Officer and
                                   Director


Date: September 18, 1998           /s/ Robert J. De Vaere
      -----------------------      ------------------------------------------
                                   Robert J. De Vaere
                                   Vice President of Finance & Administration
                                   & Chief Financial Officer
                                   (Principal financial and accounting officer)