Form 10-Q
period 1998-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1998-11-13
CIK 1035181

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

(1)      YES [X]        NO [   ] (2)      YES [X]        NO [   ]

As of November 13, 1998 there were 13,572,101 shares of $.01 par value common stock outstanding.

                          VISTA MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets  . . . . . . . . . . . . . . . .  3
              Consolidated Statements of Operations. . . . . . . . . . . .  4
              Consolidated Statements of Cash Flows  . . . . . . . . . . .  5
              Notes to Consolidated Financial Statements . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations . . . . . .  7

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . 21

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

VISTA MEDICAL TECHNOLOGIES, INC. Consolidated Balance Sheets


                                                            September 30, 1998   December 31, 1997
                                                            ------------------   -----------------
                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .   $  5,691,054      $  7,328,502
   Short-term investments & securities available for sale. .      5,452,870        16,784,345
   Accounts receivable . . . . . . . . . . . . . . . . . . .      1,615,539           521,616
   Inventories . . . . . . . . . . . . . . . . . . . . . . .      4,737,680         3,344,967
   Other current assets. . . . . . . . . . . . . . . . . . .        201,153           261,864
                                                                -----------      ------------
Total current assets . . . . . . . . . . . . . . . . . . . .     17,698,296        28,241,294
Property and equipment, net. . . . . . . . . . . . . . . . .      2,373,794         3,327,283
Patents and other assets . . . . . . . . . . . . . . . . . .        240,932           561,873
                                                                -----------      ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .   $ 20,313,022      $ 32,130,450
                                                                -----------      ------------
                                                                -----------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .   $    677,607      $  1,217,110
   Accrued compensation. . . . . . . . . . . . . . . . . . .        382,282           516,743
   Accrued liabilities . . . . . . . . . . . . . . . . . . .      1,195,318           665,285
                                                                -----------      ------------
Total current liabilities. . . . . . . . . . . . . . . . . .      2,255,207         2,399,138

Commitments
Stockholders' equity:. . . . . . . . . . . . . . . . . . . .
   Convertible preferred stock, $.01 par value:
      Authorized shares - 5,000,000. . . . . . . . . . . . .
      Issued and outstanding shares - no shares outstanding
      on December 31, 1997 or September 30, 1998 . . . . . .             --                --
   Common stock, $.01 par value:
      Authorized shares - 35,000,000 . . . . . . . . . . . .
      Issued and outstanding shares - 13,407,038 on
      December 31, 1997 and 13,565,538 on September 30, 1998        135,655           134,071
   Additional paid-in capital. . . . . . . . . . . . . . . .     62,823,755        62,531,513
   Notes receivable from stockholders. . . . . . . . . . . .        (78,375)          (78,375)
   Deferred compensation . . . . . . . . . . . . . . . . . .     (1,161,545)       (1,942,074)
   Unrealized gains/loss on investments. . . . . . . . . . .          3,449          (416,313)
   Accumulated deficit . . . . . . . . . . . . . . . . . . .    (43,665,124)      (30,497,510)
                                                                -----------      ------------
Total stockholders' equity . . . . . . . . . . . . . . . . .     18,057,815        29,731,312
                                                                -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 20,313,022      $ 32,130,450
                                                                -----------      ------------
                                                                -----------      ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              See accompanying notes

 VISTA MEDICAL TECHNOLOGIES, INC.
   Consolidated Statements of Operations
                (Unaudited)


                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                        -------------------------------      ------------------------------
                                              1998          1997                  1998            1997
                                        --------------   --------------      -------------    -------------

 Sales................................. $   1,324,639    $   1,228,666       $   5,638,880    $   2,563,328
 Costs and expenses:
    Cost of sales......................     1,388,977        1,547,175           4,997,012        3,138,103
    Research and development...........     1,173,766        1,793,068           4,361,091        4,860,991
    Sales and marketing................     1,242,488        1,493,546           4,688,272        3,195,445
    General and administrative.........     1,062,779        1,327,471           3,922,412        3,671,971
    Restructuring expense..............            --               --             939,919               --
                                        -------------    -------------       -------------    -------------
Total cost and expenses................     4,868,010        6,161,260          18,908,706       14,866,510
                                        -------------    -------------       -------------    -------------
Loss from operations...................    (3,543,371)      (4,932,594)        (13,269,826)     (12,303,182)

License expense........................            --         (249,993)                 --         (249,993)

Interest income........................       181,256          416,615             764,302          560,375

Other losses...........................       (24,090)              --            (662,090)              --

Net loss............................... $  (3,386,205)   $  (4,765,972)      $ (13,167,614)   $ (11,992,800)
                                        -------------    -------------       -------------    -------------
                                        -------------    -------------       -------------    -------------

Basic and diluted loss per share....... $       (0.25)   $       (0.37)      $       (0.99)   $       (2.63)
                                        -------------    -------------       -------------    -------------
                                        -------------    -------------       -------------    -------------

 Shares used in computing basic and
   diluted loss per share..............    13,342,758       12,953,565          13,283,583        4,557,660




                               See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.
    Consolidated Statements of Cash Flows
                (Unaudited)

                                                               Nine Months Ended September 30,
                                                               ------------------------------
                                                                   1998             1997
                                                               -------------    -------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .    $(13,167,614)   $(11,992,800)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization. . . . . . . . . . . . .       1,490,747         689,060
      Amortization of premium on short term investments. . .         124,320              --
      Stock issued for services rendered . . . . . . . . . .              --          20,010
      Amortization of deferred compensation. . . . . . . . .         675,914         773,399
      Loss on disposal of fixed assets . . . . . . . . . . .         290,410              --
      Write down for impairment on available for sale
        securities . . . . . . . . . . . . . . . . . . . . .         662,090              --
      Common stock issued in exchange for license agreement.              --         249,993
      Changes in operating assets and liabilities,
        net of effect of acquisitions:
               Accounts receivable . . . . . . . . . . . . .      (1,093,923)       (588,598)
               Inventories . . . . . . . . . . . . . . . . .      (1,392,713)     (2,619,965)
               Other current assets. . . . . . . . . . . . .         301,363        (207,771)
               Accounts payable. . . . . . . . . . . . . . .        (539,503)        998,827
               Accrued compensation. . . . . . . . . . . . .        (134,461)        207,081
               Accrued liabilities . . . . . . . . . . . . .         665,505         560,637
                                                                  ----------      ----------
Net cash flows used for operating activities . . . . . . . .     (12,117,865)    (11,910,127)

INVESTING ACTIVITIES
Purchases of short-term investments. . . . . . . . . . . . .      (2,140,526)    (21,859,097)
Maturities of short-term investments . . . . . . . . . . . .      13,200,196              --
Purchase of property and equipment . . . . . . . . . . . . .        (842,861)     (2,302,185)
                                                                  ----------      ----------
Net cash flows provided by (used for) investing activities .      10,216,809     (24,161,282)

FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . . . . . . .         263,608      32,642,338
                                                                  ----------      ----------
Net cash flows provided by (used in) financing activities. .         263,608      32,642,338

Net (decrease) increase in cash and cash equivalents . . . .      (1,637,448)     (3,429,071)
Cash and cash equivalents at beginning of period . . . . . .       7,328,502      10,119,529
                                                                  ----------      ----------
Cash and cash equivalents at end of period . . . . . . . . .      $5,691,054      $6,690,458
                                                                  ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . . . . .      $      769      $      196
                                                                  ----------      ----------
                                                                  ----------      ----------

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

4.   Inventories


                                     September 30, 1998     December 31, 1997
                                     ------------------     -----------------
                                         (Unaudited)
          Parts and materials........   $ 3,041,707             $ 1,977,878
          Work in process............       721,652                 662,237
          Finished goods.............       974,321                 704,852
                                         -----------            -----------
                                         $ 4,737,680            $ 3,344,967
                                         -----------            -----------
                                         -----------            -----------

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

Overview

     The Company develops, manufactures and markets proprietary visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. The Company also markets endoscopic cameras and related surgical instruments and accessories and has generated minimal revenues from the sales of these products since its formation in July 1993. The Company expects to continue to incur substantial losses for at least the next 12 months. As of September 30, 1998, the Company's accumulated deficit was approximately $43.7 million.

Results of Operations

     Sales. The Company had revenues of $1,325,000 and $5,639,000 for the three- and nine-months ended September 30, 1998, respectively, compared to $1,229,000 and $2,563,000 for the same periods in 1997. The increase in revenue for the three-month period was due to (i) sales of new and existing Series 8000 Advanced Visualization and Information Systems for minimally invasive cardiac surgery to Medtronic, Inc. ("Medtronic") the Company's strategic partner and exclusive distributor in cardiac in all of the worlds major markets and (ii) sales of StereoSite systems to Sofamor Danek, L.P. ("Sofamor Danek"), the Company's strategic partner and exclusive distributor for the HNS market offset by (iii) lower sales of the Company's OEM products and discontinuation of distribution of several non-core instrument and suture product lines announced at the end of the second quarter. The increase in revenue for the nine-month period was due to increased volume of (i) sales of StereoSite systems and associated distribution fees paid by Sofamor Danek and (ii) sales of Series 8000's for minimally invasive cardiac surgery.

     Cost of Sales. The Company's cost of sales were $1,389,000 and $4,997,000 for the three- and nine-months ended September 30, 1998, respectively, and $1,547,000 and $3,138,000 for the three- and nine-months ended September 30, 1997, respectively. The decrease for the three-month period was primarily due to completion of manufacturing scale-up offset by
costs corresponding to the growth in revenues from product sales   The
increase for the nine-month period was primarily due to costs corresponding to the growth in revenues from product sales. Such costs were partially offset by completion of manufacturing scale-up.

     Research and Development Expenses. Research and development expenses were $1,174,000 and $4,361,000 for the three- and nine-months ended September 30, 1998, respectively, compared to $1,793,000 and $4,861,000 for the corresponding periods in 1997. The decrease in research and development expenses for both the three- and nine-month periods was primarily attributable to decreases in staffing and related supply and occupancy costs as well as a decrease in contract services related to development efforts. The Company believes that a significant level of investment for product development and evaluation is necessary to remain technologically competitive and anticipates that it will continue its spending in research and development at or above current levels in the near term.

     Sales and Marketing Expenses. Sales and marketing expenses were $1,242,000 and $4,688,000 for the three- and nine-months ended September 30, 1998, respectively, compared to $1,494,000 and $3,195,000 for the corresponding periods in 1997. The decrease in sales and marketing expense for the three-month period reflects the transition of all sales, marketing and distribution efforts associated with the Company's Series 8000 for minimally invasisve cardiac surgery in the United States to Medtronic following an agreement announced at the end of June 1998. The increase in sales and marketing expense for the nine-month period was attributable to the Company's expansion of its sales force and increased marketing efforts associated with commercialization of new products and physician training costs incurred prior to the announcement of the agreement with Medtronic at the end of the second quarter. The Company expects that its sales and marketing expenses will remain near current levels in the near term as it completes the transition of its sales and marketing efforts in connection with the Series 8000 in the United States to Medtronic.

     General and Administrative Expenses. The Company's general and administrative expenses were $1,063,000 and $3,922,000 for the three- and nine-months ended September 30, 1998, respectively, compared to $1,327,000 and $3,672,000 for the corresponding periods in 1997. The decrease in expenses in the three-month period compared to the prior year was primarily due to a reduction in deferred compensation, lower professional, legal and consulting service fees, and a reduction in staffing and related expenses and costs following a second quarter restructuring. The increase in expenses for the nine-month period was primarily due to increases in staffing and related expenses prior to the restructuring at the end of the second quarter of 1998, and increased costs associated with being a public company. The Company expects its general and administrative expenses to be relatively flat in the near term as the impact of the restructuring takes effect and offsets increased costs associated with being a public company.

     Restructuring Expenses. The Company recorded restructuring charges during the second calendar quarter of 1998 of $940,000 which are included in the expenses for the nine-months ended September 30, 1998, and had no such expenses for the corresponding period of 1997. The restructuring expenses related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the United States for the Company's Series 8000 System for minimally invasive cardiac surgery to Medtronic, termination and severance payments to employees in connection with a general Company restructuring and work force reduction, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instrument and sutures earlier than previously planned.

     Interest Income. The Company had net interest income of $181,000 and $764,000 for the three- and nine-month periods ended September 30, 1998, respectively, compared to $417,000 and $560,000 for the corresponding periods in 1997. The decrease during the three-month period was due to decreasing average investment balances and lower average returns on the investments than the year earlier period while the increase for the nine-month period was due primarily to increasing average investment balances of the Company's excess cash following the Company's initial public offering ("IPO").

     Other Losses. The Company recorded other losses of $24,000 and $662,000 for the three- and nine-month periods ended September 30, 1998 and had no such losses for the corresponding periods in 1997. The losses for both the three- and nine-month periods relate to recognition of a permanent reduction in value of securities the Company received in connection with an earlier license agreement with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

Liquidity and Capital Resources

     The Company completed its IPO in July 1997, raising approximately $32.8 million net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing certain of the Company's technology.

     Net cash used in operating activities for the nine-months ended September 30, 1998 was $12,118,000 compared to net cash used of $11,910,000 for the corresponding nine-month period in 1997. The increase in net cash used in operating activities was primarily attributable to the increasing net losses during the 1998 period and increasing payments on accounts payable offset by lower inventory purchases and higher non-cash expenses for depreciation and amortization and asset write-downs during the 1998 period.

     Net cash provided by investing activities was $10,217,000 for the nine-months ended September 30, 1998 compared to $24,161,000 of net cash used in the same period in 1997. The net cash provided by investing activities in 1998 was primarily attributable to maturities of short-term investments and the net cash used in 1997 was primarily attributable to the purchase of short term investments and the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations.


     Net cash provided by financing activities was $264,000 for the nine-months ended September 30, 1998 compared to net cash provided by financing activities of $32,642,000 for the same period in 1997. The net cash provided by financing activities in 1998 was primarily attributable to proceeds from the purchase of stock by employees through the Company's employee stock purchase plan and the exercise of stock options while the net cash provided in the 1997 period was primarily attributable to proceeds from the Company's IPO.

     As of September 30, 1998, the Company's strategic partner, Medtronic, accounted for approximately 55% of the outstanding receivables and Aesculap AG and Heartport, Inc. accounted for approximately 24% and 6%, respectively.

     In October 1997, the Company completed a $10.0 million Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of its Series 8000 product on a pay per procedure basis rather than through an upfront capital payment. As of September 30, 1998 there were no outstanding balances under the agreement. On June 29, 1998, the Company announced a new distribution agreement with Medtronic, whereby Medtronic will distribute the Series 8000 for the Company in the United States. The terms of that agreement call for Medtronic to pay Vista for units placed with the companies then sharing in the gross margins generated by procedure fees. The Company believes that this agreement effectively replaces the Loan Agreement, which expires in October 1998, and that the Company will not draw down on the loan. If the Company were to borrow funds pursuant to the Loan Agreement, it could borrow up to $10.0 million at one time with an interest rate of prime plus one and one half percent.

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

     The Company has an established Year 2000 Compliance Team made up of members of all of the Company's functional organizations and management and is currently implementing a full Year 2000 Compliance Program. The Company is nearing completion of the assessment phase of all of its operations and business activities and is in the conversion and testing phase of certain of those operations and business activities at this time. As a result of the assessment completed to date, the Company believes that adequate remediation exists for those systems and processes which have been identified as currently non-Year 2000 compliant. Furthermore, the Company currently estimates that the cost of the Year 2000 initiative to be executed by the Company will not exceed the $100,000 to $150,000 range, a significant portion of which was scheduled for upgrade irrespective of the Year 2000 issue, and is therefore not expected to be material to the Company's results of operations or financial position.

Risks and Uncertainties

     THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE CONSIDERED CAREFULLY IN EVALUATING VISTA MEDICAL TECHNOLOGIES AND ITS BUSINESS.

     DEVELOPMENT STAGE COMPANY; SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS. Since its formation in July 1993, the Company has been engaged in the development of visualization and information systems and related surgical instruments and accessories that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures and in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of September 30, 1998, the Company had incurred cumulative net losses of approximately $43.7 million since its formation. The Company expects to incur substantial additional operating losses before it will reach profitability, if at all. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which the Company's products gain market acceptance; the efforts of the Company's distribution partners; the progress and scope of product evaluations; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; and the costs of developing marketing and distribution capabilities. The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund its operations through at least the first quarter of 1999. The Company will likely require additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. The Company's inability to fund its capital and operational requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON AND UNCERTAINTY REGARDING COMMERCIALIZATION OF SERIES 8000 AND STEREOSITE. The Series 8000 for minimally invasive cardiac surgery and StereoSite systems for head, neck and spine microsurgery are expected to account for the majority of the Company's revenues over the next several years. There can be no assurance that demand for the Series 8000 and StereoSite will be sufficient to achieve profitable operations.

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

     DEPENDENCE ON MEDTRONIC AND SOFAMOR DANEK. The Company has organized its sales and marketing efforts through the Company's CardioThoracic Surgery and HNS Microsurgery divisions. Pursuant to a recently announced sales agreement, the products of the Company's Cardiothoracic Surgery division will be sold by Medtronic's sales force in most of the world's significant markets, including the United States. The products of the Company's HNS Microsurgery division will be sold worldwide via Sofamor Danek's sales force.

     The Company is directly dependent on its agreements with Medtronic and Sofamor Danek for sales of the majority of its products. The termination of these relationships could have a material adverse effect on the Company.

     Medtronic is the world's leading medical technology company specializing in implantable and interventional therapies. Medtronic manufactures products in the United States, Europe and Asia and sells its products to hospitals and surgeons worldwide. Pursuant to a June 29, 1998 sales agreement between Medtronic and the Company, the Company appointed Medtronic as its exclusive distributor for current and future visualization and information systems for cardiothoracic surgery in the United States, Europe, Japan and several other significant geographical regions. There can be no assurance that Medtronic will commit significant resources to market the Company's Series 8000 System or that its marketing efforts will be effective.

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

     FLUCTUATIONS IN OPERATING RESULTS. Results of operations of the Company may vary significantly from quarter to quarter depending upon numerous factors, including the following: timing and results of product evaluations; delays associated with the FDA and other regulatory approval processes; demand for and utilization of the Company's products; changes in the financial stability of international economies; changes in pricing policies by the Company or its competitors; changes in third-party payment guidelines; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors;

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

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. Vista Medical relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of September 30, 1998, the Company had exclusive ownership rights to seven issued United States patents, 10 pending United States patent applications and 16 pending foreign applications covering various aspects of its devices and systems. Furthermore, as of the same date, the Company had exclusive rights in the medical field to four issued United States patents, one pending United States patent application, three issued foreign patents and nine pending foreign applications covering various aspects of its devices and systems. The Company intends to file additional patent applications in the future. The failure of such patents to issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     NEED TO FINANCE AND MANAGE AN EXPANDING AND CHANGING BUSINESS. In order to compete effectively against current and future competitors, prepare additional products for potential commercialization and develop future products, the Company believes that it must be prepared to expand its operations, particularly in the areas of development and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in additional demands for financing and new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its work force. All of the foregoing demands will require the addition of new management personnel. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. The Company anticipates that the net proceeds from the IPO completed in July 1997 and the interest income thereon, together with existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund and expand operations through at least the first quarter of 1999. The Company will likely require additional financing and will evaluate various strategies and sources of funds at that time. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all, and any failure to finance, implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has an established Year 2000 Compliance Team made up of members of all of the Company's functional organizations and management and is currently implementing a full Year 2000 Compliance Program. The Company is nearing completion of the assessment phase of all of its operations and business activities and is in the conversion and testing phase of certain of those operations and business activities at this time. For example, the Company has determined that its manufacturing, order entry and financial software will be upgraded to a Year 2000 compliant version, currently available from the software vendor, by the end of the first quarter of 1999 as part of a planned upgrade of the system at minimal cost to the Company.

      As a result of the assessment completed to date, the Company believes that adequate remediation exists for those systems and processes which have been identified as currently non-Year 2000 compliant. Furthermore, the Company currently estimates that the cost of the Year 2000 initiative to be executed by the Company will not exceed the $100,000 to $150,000 range, a significant portion of which was scheduled for upgrade irrespective of the Year 2000 issue, and is therefore not expected to be material to the Company's results of operations or financial position.

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

Item 3.     Not Applicable

PART II.    OTHER INFORMATION

Item 1.     Not Applicable

Item 2(d).  Changes in Securities and Use of Proceeds

       From the effective date of the Company's initial registration statement on Form S-1 on July 2, 1997 (Registration No. 333-28519) to September 30, 1998, the approximate amounts of the net offering proceeds used were $7.6 million for research and development, $7.4 million for sales and marketing activities, $7.4 million to fund product introductions, $5.1 million for temporary investments in money markets, commercial paper and government backed securities, $2.3 million for the acquisition of capital equipment, and $3.0 million for working capital and general corporate purposes. All of such payments were direct or indirect payments to others.

Item 3.     Not Applicable

Item 4.     Not Applicable

Item 5.     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

A)          Exhibits

   10.1 Vista Medical Technologies, Inc., Industrial Real Estate Lease between the Company and Ocean Point Tech Centre dated July 7, 1998.

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


                            VISTA MEDICAL TECHNOLOGIES, INC.

Date: November 13, 1998      /s/ John R. Lyon
                             John R. Lyon
                             President, Chief Executive Officer and Director

Date: November 13, 1998      /s/ Robert J. De Vaere
                             Robert J. De Vaere
                             Vice President of Finance & Administration & Chief
                             Financial Officer (Principal financial and
                             accounting officer)