Form 10-K405
period 1998-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1999-03-29
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For fiscal year ended December 31, 1998

                                       OR

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

                            5451 Avenida Encinas,
                      Suite A, Carlsbad, California 92008
                    (Address of principal executive offices)
                                 (760) 603-9120
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was approximately $16,553,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock as of March 25, 1999 was 13,673,876.

         Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 8, 1999, to be filed on or about April 28, 1999 and referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

                                     PART I

Item 1. BUSINESS

         THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, PLEASE SEE "RISKS AND UNCERTAINTIES" AT PAGES 21 THROUGH 31 OF THIS REPORT.

OVERVIEW OF OUR BUSINESS

         Vista Medical Technologies, Inc. ("Vista Medical") develops, manufactures and markets proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine and other selected microsurgical procedures. We also market endoscopic cameras. Our visualization and information systems bring together the head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace & Electronics Corporation ("Kaiser Aerospace") and three-dimensional imaging capability from our acquisition of Oktas, Inc. Vista Medical was founded as a wholly-owned subsidiary of Kaiser Aerospace in July 1993, and became an independent entity in July 1995 when several venture capital funds became investors.

BACKGROUND

MINIMALLY INVASIVE SURGERY

         The development and subsequent widespread adoption of minimally invasive surgical approaches have revolutionized many surgical fields, including general surgery, orthopedics, gynecology and urology. Minimally invasive surgical procedures are performed through strategically placed ports or mini-incisions. Minimally invasive procedures are designed to be as safe and effective as conventional surgery but with substantially reduced trauma, to reduce pain and suffering, speed recovery, shorten the length of hospital stays and decrease many of the costs associated with patient care. A minimally invasive approach is most advantageous in cases in which significant trauma results from gaining surgical access to an affected organ or site. Notable examples of minimally invasive surgical procedures include laparoscopic procedures in the field of general surgery and arthroscopic procedures in the field of orthopedic surgery. According to Medical Data International, an independent research organization, the number of laparoscopic surgical procedures performed annually in the United States increased from approximately 84,000 in 1990 to more than an estimated 2.4 million in 1995. This movement toward minimally invasive surgery has been driven by advances in both device technology and surgical technique, as well as patient demand.

MINIMALLY INVASIVE MICROSURGERY

         Minimally invasive microsurgery ("MIM") is an extension of minimally invasive surgery, characterized by greater complexity and precision. MIM procedures have been made possible primarily by recent advances in medical technology. MIM is usually performed in very confined areas of the body, involves critical anatomical structures, and often requires dissection and reconstruction as well as excision. As a result of the inherent complexity involved in MIM procedures, we believe that in order for MIM procedures to be extensively adopted, surgeons must have access to enhanced visualization and other specialized instruments and technology. Examples of MIM are emerging procedures in cardiothoracic surgery, head, neck and spine ("HNS") surgery and general surgery.

CARDIOTHORACIC SURGERY

         CONVENTIONAL TREATMENTS. Cardiovascular disease, the leading cause of death in the United States, is typically treated with drugs, various surgical procedures or both. The two principal types of cardiovascular disease are coronary artery disease and valvular heart disease. Methods of accessing the heart for treatment include surgically opening the chest, threading a balloon-tipped catheter through a major artery or, most recently, gaining surgical access via a small incision in the chest. Conventional cardiology procedures include angioplasty, atherectomy and inserting coronary stents; conventional surgical procedures include coronary artery bypass graft

("CABG") and valve replacement or repair. Angioplasty, atherectomy and inserting coronary stents involve the use of a balloon-tipped catheter which is threaded into the heart through an artery in a patient's leg. Although these procedures are less invasive than conventional CABG, a major drawback is the high rate of restenosis or renarrowing of the blood vessel at the treatment site. Traditional CABG and valve replacement or repair procedures typically involve a sternotomy, whereby a surgeon makes a 12 to 18 inch incision in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor to perform the grafting procedures or to replace or repair the heart valves. According to the results of a recent study, approximately one-third of all angioplasties experience restenosis or renarrowing of the blood vessel at the treatment site within seven months while most traditional CABG procedures remain effective for more than a decade.

         According to recent data published by the American Heart Association, there were approximately 628,000 open heart surgical procedures performed in the United States in 1994. Of these, 501,000 were CABG procedures, 60,000 were valve procedures and 67,000 were other procedures including congenital and pediatric repairs. Worldwide we believe that there are approximately 870,000 CABG procedures and approximately 149,000 valve replacement or repair procedures performed each year.

         CARDIOTHORACIC MIM. The application of minimally invasive techniques to cardiothoracic surgery is commonly regarded as a revolutionary development in modern surgery. Minimally invasive CABG and valve replacement or repair procedures avoid the trauma caused by sternotomy and promise to significantly decrease pain and trauma and shorten recovery times. The minimally invasive approaches to surgical intervention are evolving and include methods performed on either a beating or arrested heart. While there is still professional debate on the ultimate form or standard of care and techniques and practices are still under development, nearly all of those involved believe that minimally invasive procedures will change the future practice of cardiothoracic surgery, just as laparoscopy has revolutionized general surgery. However, cardiothoracic MIM requires the surgeon to perform technically challenging procedures, including working on tiny delicate structures (such as a one millimeter heart vessel) with highly restricted access through small incisions. We believe that a current limitation to widespread adoption of cardiothoracic MIM is the restricted visibility through the minimal incisions currently used. While new retractor systems are being introduced to open the incision and therefore improve the surgeon's access and ability to visualize the anatomy directly, restricted visibility, particularly for more complex cases, remains an issue. In addition, the objective of minimizing the incision size ("keyhole" access) to reduce trauma can only be achieved effectively with visualization. As a result of these factors, the development of cardiothoracic MIM will require enhanced visualization, as well as specialized instruments and surgeon training in the new techniques.

         THE VISTA MEDICAL SOLUTION. We believe that an advanced visualization technology which provides the surgeon with an intuitive and ergonomic solution to the inherent vision restrictions of the MIM approach will enable the use of the MIM technique with increased safety, efficacy and precision. In the cardiothoracic MIM area, our proprietary technologies are equally applicable whether the surgeon elects to use either a beating or arrested heart approach. The enhanced visualization provided by our products is expected to enable a significant number of surgeons, who otherwise might be reluctant to perform MIM, to adopt the procedures. Finally, there is continuing evidence of patient interest and demand for cardiothoracic MIM procedures.

HEAD, NECK AND SPINE (HNS) SURGERY

         CONVENTIONAL HNS TREATMENTS. Conventional head, neck and spine procedures are often invasive and involve a lengthy and painful recovery. Neurosurgical procedures involving the brain and spinal cord have traditionally been performed under microscopic visualization to facilitate the delicate manipulations and extreme precision which are required. More recently, the visualization system often includes neuroendoscopes in combination with microscopes. We estimate that there were approximately 315,000 neurosurgical and skull base procedures, 430,000 surgical sinus procedures and 650,000 spinal procedures performed in the United States in 1995.

         HNS MIM. We believe that there are significant opportunities to advance MIM techniques in HNS procedures which involve manipulation in close proximity to critical anatomical structures. The visualization techniques currently available for these procedures are limited. Existing fiberoptic neuroendoscopes have inferior resolution, do not provide depth perception and require a surgeon to view the procedure on a video monitor. The position required for both the principal and assistant surgeon to utilize a surgical microscope is both ergonomically awkward and physically demanding. In addition, the assistant surgeon does not see the procedure in 3-D when using the teaching attachment. Many of these procedures also require the simultaneous monitoring of multiple information sources, including the images used in the emerging technique of image guided surgery. Image guided surgery converts the output from digital imaging modalities, such as magnetic resonance imaging (MRI) and computed tomography
(CT), into highly precise computer models which help the surgeon with pre-operative planning as well as choosing the least destructive path when operating close to critical anatomy and locating and removing tissue with the highest degree of safety and accuracy.

         THE VISTA MEDICAL SOLUTION. In the HNS MIM area, our products incorporate 3-D visualization into a small diameter endoscope which provides the surgeon with the critical element of depth perception missing from conventional endoscopes. In addition, the endoscopic image in the head-mounted display worn by an assistant surgeon who is operating directly across from the principal surgeon can be electronically reversed in order to align the assistant's movements with those of the principal surgeon. We can also retrofit surgical microscopes, so that both the principal surgeon and assistants can view the case simultaneously on their head-mounted displays in 3-D, with superior comfort and ergonomic positioning. Multiple video images can be incorporated into the display, operated by our voice activated software.

OUR BUSINESS STRATEGY

         Our business strategy is to become the leading developer and marketer of advanced visualization and information systems for MIM applications in cardiothoracic, HNS and other selected surgical specialties. Key elements of our strategy include:

         ESTABLISH ADVANCED VISUALIZATION TECHNOLOGIES AS STANDARD PRACTICE IN MINIMALLY INVASIVE CARDIAC SURGERY. We believe that we have the only visualization system specifically designed for minimally invasive cardiac surgery. We are currently working with members of our Cardiac Clinical Advisory Board and other leading surgeons to develop operating protocols which incorporate advanced visualization technologies as standard practice. We intend to participate in providing training in these protocols, which include the use of our visualization system, to other cardiac surgeons to accelerate the general rate of conversion to MIM procedures, whether performed on a beating or arrested heart.

         PROMOTE VISTA MEDICAL'S VISUALIZATION SOLUTION FOR USE IN ALL TYPES OF CARDIAC SURGERY. We believe that our technology is applicable to all types of cardiac surgery, whether minimally invasive or conventional open heart, where enhancement of the surgeon's view is particularly critical. We believe that use of our advanced visualization product in open heart surgeries will enhance visualization, improve the quality of procedures and result in shorter operating times and reduced costs.

         DEVELOP MIM APPLICATIONS THROUGH SPECIALTY-FOCUSED BUSINESS UNITS BY LEVERAGING THE VISTA MEDICAL TECHNOLOGY PLATFORM. We approach our target market segments via focused business units for CardioThoracic Surgery, HNS Microsurgery and other complex endoscopic procedures. The business units concentrate on the specific requirements of their target markets, with dedicated clinical evaluation programs, clinical advisory boards, and appropriate strategic distribution partners for the introduction and support of our products. Our strategy is to optimize our fundamental technology platform for each of these medical specialties and to develop partnership and distribution systems both in the United States and international markets.

         INCREASE THE SURGEON'S REAL-TIME ACCESS TO CRITICAL DATA. The surgeon's access to operative data, on demand, in real time and integrated with the anatomical image, enhances procedure performance.

Our head-mounted display, incorporating picture-in-picture capability, is designed to give the surgeon this real-time access to critical information integrated with the anatomical images generated by our camera systems.

         ENTER INTO STRATEGIC RELATIONSHIPS WHICH ENSURE DISTRIBUTION OR COMPLEMENT TECHNOLOGY RESOURCES. We intend to leverage our position in both technology and distribution by forming strategic alliances with partners. In November 1996, Vista Medical and Medtronic, Inc. ("Medtronic"), a leading cardiac company, entered into a strategic alliance providing for the distribution and co-promotion of our current and future visualization and information systems for cardiac surgery. Our distribution agreement with Medtronic makes Medtronic our exclusive worldwide distributor of visualization systems for cardiac surgery. In January 1998, Vista Medical entered into a worldwide exclusive distribution agreement with Sofamor Danek L.P. ("Sofamor Danek") for the distribution of our current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery. Sofamor Danek is a world leader in systems for spinal surgery. We also entered into a Cooperative Technology Agreement to collaborate with Sofamor Danek on integrating our technology with Sofamor Danek's StealthStation Treatment Guidance Platform for image guided surgery. In January 1999, Medtronic acquired Sofamor Danek. We do not anticipate that this acquisition will have any negative effect on our distribution agreements with either company.

         In January 1999 we entered into a purchasing agreement with OEC Medical Systems, Inc. ("OEC") whereby OEC will market our head mounted display technology into the imaging market in conjunction with OEC fluoroscopic systems. We have also formed strategic technology partnerships with Cogent Light Technologies ("Cogent Light"), GDE Systems, Inc. ("GDE") and Carl Zeiss Inc. ("Zeiss") to incorporate light source technology, information technologies and stereo endoscope technology respectively, into our products. We expect to pursue additional strategic relationships.

ADVANCED VISUALIZATION PRINCIPLES AND OUR PRODUCT PLATFORM

         Our proprietary technology is based on the following principles which we believe are essential both in advancing the techniques of MIM and in offering several key advantages over other visualization approaches:

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

- ACCESS. The surgeon benefits from our miniaturization technology which allows for the direct insertion of a camera or endoscope with camera attached into the body cavities or organs and provides high quality images from an optimal anatomical orientation.

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

         We have applied our proprietary technology by incorporating the above principles into our visualization product platform.

HEAD-MOUNTED DISPLAY

         The head-mounted display ("HMD") was originally developed for mission critical applications in military aerospace by Kaiser Aerospace, one of the world's leading manufacturers of head-mounted displays for aviation applications. We determined the HMD to be the optimal solution to the display challenge of MIM. The fundamental technology and human factors experience incorporated in our HMD was originally developed by Kaiser Aerospace and is the result of substantial investment in the technologies of advanced aerospace display systems and incorporates extensive human factors experience. This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our HMD design. Kaiser's original know-how and technical knowledge have been transferred to us pursuant to our development agreement with Kaiser Electro-Optics, Inc. ("Kaiser Electro-Optics"), a subsidiary of Kaiser Aerospace. We have done significant additional development work, and have proprietary rights, in the surgical HMD design. Our HMD, which we believe is the first specifically designed for surgical use, provides 3-D visualization of an endoscopic or microscopic image, has the capability of integrating relevant data and presents the images to a surgeon in an optically correct, intuitive and ergonomic way. Wearing the HMD, the microsurgeon can also perform surgery "in-line" -- the natural way people perform micro-critical tasks -- eyes, hands, instruments and subject in line. In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

         Our HMD is a proprietary, lightweight, high resolution display designed to allow the surgeon to view information on demand, whether such information is generated from attached endoscopes, microscopes or monitoring equipment in the operating room. Further enhancements to the HMD allow for voice-activated control and information display from other diagnostic equipment in the hospital or from remote locations via information networks. The video display in the HMD is fixed in relation to the surgeon's eyes, but his or her head may move into any position necessary for comfort. The HMD design allows the surgeon to have a constant view of the surgical anatomy required for the procedure as well as full awareness of the surroundings in the operating room. The HMD is designed to provide a true 3-D image by replicating the way the human visual system works -- left and right acquired images are delivered directly to left and right liquid crystal displays. The HMD is also designed so that it can be worn with conventional surgical loupes.

THREE-DIMENSIONAL IMAGE ACQUISITION

         We believe that 3-D visualization capability is critical in MIM procedures such as cardiothoracic and neurosurgical procedures. Our technology for stereo visualization consists of the following proprietary elements: the optical system, the stereo camera and the stereo processor. The 3-D endoscopic optical system we employ was originally developed and patented by a noted optical designer, Mr. H. McKinley, and is licensed exclusively to us for medical applications. We have also acquired rights to the stereo endoscope technology of Zeiss. Both McKinley and Zeiss systems are designed to replicate the exact view that the surgeon would have if the procedures were being performed open and he or she had direct sight of the anatomy. We believe that the McKinley and Zeiss optical systems will provide us with a significant and enduring competitive advantage because they provide natural depth perception, and can be packaged with twin cameras in a very compact design. The twin cameras acquire the image in a manner analogous to a human's two eyes.

         Our technology packages the twin cameras in two ways. In the first method, a micro-camera is attached to the end of a flexible or rigid guide which can then be inserted directly into the body cavity and organs. The image is directly captured by the camera chips without being transmitted through multiple rod lenses as in a conventional optical endoscope design. The elimination of optical surfaces produces several important advantages, including increased image quality, improved contrast, better reliability and improved ability to sterilize by autoclaving. Alternatively, for applications where a standard optical endoscope configuration remains preferable, a stereo micro-camera can be mounted externally on a stereo endoscope. The image acquired by either approach is then processed for display by control electronics which we have developed. The controller also includes image management features which contribute significantly to procedure performance, such as dual image presentation and picture-in-picture.

INFORMATION MANAGEMENT

         Medicine is an information rich discipline, but the provision of relevant information in real-time to surgeons has not been developed to the levels attained, for example, in military aviation. The HMD is designed to give the surgeon real-time access on demand to critical information, integrated with the anatomical images generated by our camera systems. Therefore, the surgeon will be able to command the diagnostic and monitoring information relevant to the specific procedure while it is taking place. In addition to real-time display, the information can be managed (stored or transmitted) within the hospital or transmitted to remote locations for training, advisory or administrative purposes. The applications software to control this flow of information is a key element in our long-term product strategy, which positions visualization within the context of a total information management system for the surgeon.

         The data integration capability of our products has been enhanced through a perpetual, exclusive license from GDE which has added high speed image-based information processing and networking software to the Company's technology platform. We believe that our technology will demonstrate that real-time access to relevant information, along with enhanced visualization, is a critical requirement of performing MIM and other surgical procedures. We anticipate incorporating appropriate elements of this software package into future products.

PRODUCT LINES

         We develop products based on our core technology and product platform described above, that are customized for the specific cardiothoracic, HNS and other procedures to which they are directed. Our product lines are as follows:

    OUR SERIES 8000 ADVANCED VISUALIZATION AND INFORMATION SYSTEM

         We have developed the Series 8000 for minimally invasive and other procedures in cardiothoracic surgery. The components of the Series 8000 are individual modules, rack mounted in a custom console, and supplied as an integrated, upgradeable system.

COMPONENT           DESCRIPTION
--------------      ---------------------------------------------
CardioView (1)      Head-mounted display (HMD) and information
                    processing computer which integrates 3-D
                    visualization of surgical anatomy and related
                    diagnostic and monitoring data (up to four HMDs
                    may be used simultaneously with each
                    Series 8000).

CardioCamera        3-D miniature high resolution digital
                    camera.  Camera can be delivered directly into
                    the surgical field or positioned externally by
                    attachment to retractor systems.

StereoScope         3-D camera head for attachment to Vista stereo endoscopes.

2D Endoscope Camera Camera for attachment to conventional 2-D endoscopes.

CardioController    High resolution stereo image processor which
                    drives all the CardioCameras in the cardiac
                    operating room.

CardioLight         High power xenon light source incorporating
                    micro-illuminated light delivery technology.

CardioConsole       Console for rack mounting of all Series 8000 modules.

(1) We expect to introduce a voice-activated control feature for CardioView in future versions of the Series 8000.

         Of the components listed in the table above, CardioView, CardioCamera, CardioController, CardioLight and CardioConsole are necessary for Series 8000 commercialization. 510(k) clearances to market the first four components have been received, and 510(k) clearance to market is not necessary for the CardioConsole component.

The StereoScope and stereoendoscopes require 510(k) clearance to market which was applied for in February 1999.

           OUR STEREOSITE SYSTEMS FOR MICROSCOPY AND ENDOSCOPY

         We are developing two systems, designed specifically for microscopic and endoscopic procedures in HNS Microsurgery, which are marketed under the brand name of StereoSite.

COMPONENT           DESCRIPTION
--------------      --------------------------------------------------------
HMD/Processor       Head-mounted display and information processing
                    computer which provides 3-D visualization of
                    surgical anatomy and related diagnostic and
                    monitoring data (up to four HMDs may be used
                    simultaneously with each StereoSite system).

3-D Scope           Small (4.7mm) diameter, angled, rotatable 3-D endoscope.

MSVA Micro-stereo video adapter ("MSVA") which retrofits to the surgical microscope to produce a 3-D video image to be displayed on the HMD. The
                    MSVA incorporates twin 3-chip cameras.

Light Source        High power xenon light source incorporating
                    micro-illuminated light delivery technology.

         In the same manner as the Series 8000, the StereoSite systems incorporate advanced visualization principles and the Vista Medical platform technology in application specific packages. The StereoSite system targeted at microscopy incorporates the HMD and MSVA and the StereoSite system targeted at microendoscopy will incorporate the HMD, the 3-D Scope and the light source.

         All of the 510(k) clearances we require to market our StereoSite systems have been received. The StereoSite system for microscopy was first shipped to Sofamor Danek in the first quarter of 1998; we expect to introduce the StereoSite system for endoscopy in the first quarter of 2000.

     OUR 3-D VISUALIZATION AND INFORMATION SYSTEM FOR GENERAL SURGERY

         The third major application of our platform technology is complex procedures in general surgery; our first public demonstration of this platform was in October 1998, principally targeted at two emerging procedures - minimally invasive gastric bypass (to control obesity) and the anterior (abdominal) approach to facilitate minimally invasive spinal surgery. Our general surgical system is designed on modular principles and consists of the following major components:

COMPONENT           DESCRIPTION
--------------      --------------------------------------------------------
HMD/ORPC.           Head-Mounted Display and Operating Room Personal
                    Computer which integrates multiple video images in a
                    picture-in-picture format using voice commands from
                    the HMD. Up to three HMDs can be used per system.

Stereo
Laparoscopes        Ten millimeter diameter stereo laparoscopes in both 0DEG.
                    and 30DEG. angles of view.

StereoScope         3D camera head for attachment to Vista stereo laparoscopes.

Stereo Camera
Controller          High resolution stereo image processor which drives the
                    Stereo Laparoscope image into the ORPC.

Xenon Lightsource   High intensity 300 watt xenon light to illuminate the Stereo
                    Laparoscopes.

Endoscopy Cart      Cart which holds the Advanced System For Laparoscopy.

                  OUR ENDOSCOPIC CAMERA

         Endoscopic cameras are the state-of-the-art in two-dimensional endoscopic imaging. We currently manufacture compact, high resolution endoscopic cameras for OEM customers and strategic partners.

STRATEGIC ALLIANCES

         We intend to leverage our position in both technology and distribution by forming strategic alliances with corporations and research institutions with respect to the development, regulatory approval and marketing of certain of our products. We have entered into strategic partnering arrangements as follows:

MEDTRONIC

         In November 1996, we entered into a strategic alliance with Medtronic, a leading cardiac company, providing for the distribution and co-promotion of our current and future visualization and information systems for cardiac surgery, including the Series 8000 (the "Vista Systems"). At that time the parties entered into a co-promotion agreement for the United States and Canada under which Medtronic was to promote the Vista Systems in conjunction with Medtronic's own proprietary products for minimally invasive cardiac surgery. Vista Medical was to be directly responsible for the sale and distribution of the Vista Systems to customers in the United States and Canada. During the term of the co-promotion agreement, Medtronic agreed not to market or sell in the United States and Canada visualization products which were competitive with Vista Medical in cardiothoracic surgical procedures. This co-promotion agreement was replaced in June 1998 by an exclusive distribution agreement by the terms of which Medtronic directly distributes the Vista System in the United States and Canada. The new distribution agreement will terminate on April 30, 2003 subject to (i) earlier termination for Medtronic's failure to meet certain objectives or breach of material obligations by either party and (ii) automatic renewal if certain performance criteria are met.

         By the terms of the November 1996 agreement Medtronic also acts as our exclusive distributor for the Vista Systems for use in cardiothoracic surgical procedures in Europe, the Middle East and Africa. Medtronic will be responsible for obtaining all regulatory clearances other than the CE mark and will provide training and installation at its expense. Medtronic will purchase the Vista Systems for a transfer price to be adjusted each year. In June 1998, the parties extended this agreement on similar terms to cover direct distribution of the Vista systems by Medtronic in Japan, India and Australia (the "Extended Geographies"). Medtronic's exclusive distributorship originally terminated on the third anniversary of the initial commercial release of the Vista Systems in Europe, subject to earlier termination for Medtronic's failure to meet certain objectives or breach of material obligations by either party. In June 1998 the termination date was extended to April 30, 2003.

         Medtronic did not obtain the right to distribute products based upon the technology incorporated in the Vista Systems for use in specialties other than cardiothoracic surgery. Medtronic has the right of first refusal to obtain distribution rights for the Vista systems in other areas of the world.

         In connection with entering into the original agreement, Medtronic made a $10 million equity investment in Vista Medical and received 2,000,000 shares of Series C Preferred Stock, which were automatically converted into 1,500,000 shares of Common Stock in connection with the initial public offering of our common stock in July 1997.

HEARTPORT

         In February 1997, we entered into a Supply and Services Agreement with Heartport, a company developing minimally invasive technology for heart surgery. We sold four Series 8000 systems to Heartport in September 1997, for use in the Heartport Research and Training Center ("HRTC") in Salt Lake City, Utah. Heartport agreed to use the Series 8000 in its training centers, to promote that its training courses utilize the Series 8000 and to endorse the

Series 8000 as the preferred 3-D video visualization and information solution for minimally invasive heart surgery. Heartport has now closed HRTC and the Supply and Service Agreement was cancelled on October 19, 1998 by mutual agreement. We forgave the last scheduled payment of $100,000, Heartport returned the four systems to us and the warrant to purchase up to 100,000 shares of Vista Medical common stock originally granted to Heartport has been canceled.

SOFAMOR DANEK

         In January 1998, we entered into an exclusive distribution agreement appointing Sofamor Danek, a leading provider of systems for spinal surgery, as our exclusive worldwide distributor for current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery (the "StereoSite Systems"). Under our agreement we are responsible for obtaining all regulatory clearances in the United States and all necessary CE Mark clearances for the StereoSite systems. Sofamor Danek is responsible for obtaining all other regulatory clearances. Sofamor Danek acquires StereoSite Systems for a transfer price that is adjusted each year, and in 1998 and 1999 Sofamor Danek is required to make guaranteed minimum purchases of StereoSite Systems as long as certain conditions are fulfilled. Sofamor Danek's exclusive distributorship may terminate, in whole or in part, if Sofamor Danek fails to meet certain performance objectives. The term of the distributorship expires on December 31, 2002, provided, however, that the term will be automatically extended for successive two-year periods provided certain performance criteria are met. Sofamor Danek has a right of first refusal to obtain distribution rights for StereoSite Systems for orthopedic surgery (other than arthroscopy). In January 1999, Sofamor Danek was acquired by Medtronic, Vista Medical's other principal strategic distribution partner. We do not anticipate that this acquisition will have any negative effects on our distribution agreement with either company.

         Vista Medical and Sofamor Danek have also entered into a cooperative technology agreement, pursuant to which the parties have agreed to work exclusively together in performing research and development specifically designed to enhance StereoSite Systems or integrate StereoSite Systems with Sofamor Danek's image guidance systems and certain other products, including systems and instruments for spinal surgery. We have agreed to spend certain minimum amounts each year during the term of the cooperative technology agreement on research and development specifically focused on StereoSite Systems. The term of the cooperative technology agreement will expire upon the termination of Sofamor Danek's exclusive rights under the distribution agreement.

OEC MEDICAL SYSTEMS (OEC)

         In January 1999, Vista Medical entered into a purchasing agreement with OEC, whereby our HMD systems will be purchased by OEC and sold to their customers in conjunction with their fluoroscopy equipment in the medical imaging market. The agreement which runs through August 1999 and had provisions for renewal call for OEC to place purchase orders for HMD systems with us which are to be governed by the terms of the agreement. In conjunction with the signing of this agreement, OEC placed an initial purchase order with us for a quantity of basic and advanced HMD systems.

GDE SYSTEMS

         In February 1997, GDE, a leading military electronics and information management company, granted us an exclusive worldwide license to software, documentation and trademarks of GDE for use in the medical field. Since 1993, GDE's subsidiary, Healthcom, had been adapting the software licensed to us to provide high-speed, image-based information processing and networking capabilities specifically for medical applications. In connection with the license, we issued to GDE Common Stock with a value (based on the initial public offering price) of $250,000 and will pay GDE a royalty on revenues derived from any products based upon or derived from the GDE software. We also made a non-refundable payment of $250,000 in December, 1998 as a combination of royalty payments earned through such date and a royalty advance creditable against future royalties due thereafter. Pursuant to the license agreement, we hired three of GDE's software development engineers. GDE has a right of first refusal to license our improvements to the software for use in non-medical markets, subject to the payment of a royalty to Vista Medical. The parties also agreed to negotiate in good faith to enter into a services agreement which would provide us with access to GDE consultancy services on a project-by-project basis, on terms to be mutually agreed upon.

COGENT LIGHT

         Vista Medical and Cogent Light formed a strategic alliance in March 1996, pursuant to a memorandum of understanding, to cooperate in the development of products for minimally invasive cardiac surgery which incorporate Cogent Light's proprietary light fiber delivery technology. Pursuant to the memorandum of understanding, Cogent Light is currently providing its single fiber and MicroBundle technologies exclusively for incorporation into the Series 8000, including CardioCamera, CardioLight and Cardio3DScope. The memorandum of understanding stipulates that we will incorporate only a Cogent Light source in our cardiac surgical instrumentation provided such light source meets all of our performance requirements. The parties retain rights to their respective intellectual property, with new developments under the alliance being jointly owned and cross-licensed to each party.

KAISER AEROSPACE

         In July 1995, we entered into a Manufacturing Supply Agreement with Kaiser Electro-Optics, a subsidiary of Kaiser Aerospace. This agreement was subsequently amended in December 1997. In December 1997, we entered into a Technology Strategic Alliance: Memorandum of Understanding (the "Technology Strategic Alliance") with Kaiser Aerospace, which superseded a similar agreement entered into with Kaiser Electro-Optics in July 1995. The Technology Strategic Alliance provides that Kaiser Aerospace, represented by its subsidiary Kaiser Electro-Optics, will cooperate with us in joint development programs related to the HMD to be negotiated on an arms-length and project-by-project basis for a five-year term. We will also contract with Kaiser Electro-Optics for development and manufacturing services related to the HMD, including initial production quantities. The Manufacturing Supply Agreement provides that Kaiser Electro-Optics will be our preferred supplier for a five-year period for not less than 75% of our requirements for the optical subassembly of the HMD, provided that pricing and other terms are competitive and mutually agreed upon. Pursuant to the Technology Strategic Alliance, Kaiser Aerospace granted Vista Medical a right of first refusal to exclusively license independently developed new technology or devices for medical applications. Reciprocally, in December 1997, we entered into a License Agreement with Kaiser Aerospace pursuant to which we exclusively licensed to Kaiser Aerospace the right to manufacture and distribute industrial and professional versions of its HMD in market segments other than medicine in return for an upfront payment and royalties based on sales.

IMAGYN MEDICAL TECHNOLOGIES (UROHEALTH)

         In December 1996, Urohealth Systems, Inc., which subsequently changed its name to Imagyn Medical Technologies in 1997 ("Imagyn"), entered into a license agreement with us under which we exclusively licensed visual instrument technology developed principally for the field of gynecology (the "Newman Technology") to Imagyn for use in gynecology, urology and general surgery on a worldwide basis. Imagyn will pay us a sliding royalty based on sales of products incorporating the Newman Technology, subject to certain maximums and minimums. The agreement may be terminated in the event of an uncured material breach or insolvency by either party. In connection with the license agreement, the parties entered into a consulting agreement whereby we agreed to use our reasonable efforts to provide the services of Allen Newman, Vista Medical Vice President and General Manager, HNS Microsurgery, as a consultant to Imagyn on a limited basis. We previously licensed the Newman Technology on an exclusive basis from Mr. Newman in September 1994. Our license agreement with Mr. Newman was amended in December 1996 to permit the sublicense of the Newman Technology to Imagyn. In connection with the amendment of our license agreement with Mr. Newman, we paid Mr. Newman an additional sum of money and agreed to pay Mr. Newman a percentage of the royalties received from Imagyn for sales of disposable products manufactured under the sublicense.

OUR MARKETING AND SALES EFFORTS

         We have organized our sales and marketing efforts by specialty-specific business units: Vista CardioThoracic Surgery ("VCS") and Vista HNS Microsurgery ("VHNS"). We believe that this type of organizational structure provides the commitment and focus necessary to introduce and support new advanced technology to distinct market segments. As we enter additional market segments we will preserve the distinct focus, although we may choose not to create specific business units. In all cases we follow specific principles in developing our business:

         TRAINING. The introduction of new technology requires training for both surgeons and operating room personnel. VCS began company sponsored training programs in the third quarter of 1997; in June 1998 responsibility for training was transferred to Medtronic, to be carried out in conjunction with their extensive training programs for cardiac surgery. VHNS will utilize a similar format specifically designed for HNS surgeons in conjunction with Sofamor Danek. See "Strategic Alliances." Training programs for surgeons in other disciplines such as the minimally invasive gastric bypass procedure, are being developed in conjunction with the expected product launch.

         CLINICAL EVALUATION. All of our product lines have been developed with frequent input from our Clinical Advisory Boards. This evaluation phase is expected to progress into a publication phase with advisors publishing results of their experience in leading publications and speaking at major clinical conferences. We support such research, although we have no control over the content or timing of any publication or presentation, because impartial education of the general clinical audience is a key component in establishing procedure and equipment acceptance. As part of our strategy, we also intend to continue to support seminars and symposiums and participate in industry trade shows either independently or in conjunction with our strategic partners.

         INTERNATIONAL SALES. We have entered into a strategic relationship with Medtronic for the distribution of the Series 8000 in Europe, the Middle East and Africa, Japan, India and Australia. See "--Strategic Alliances--Medtronic." The StereoSite systems will be distributed internationally by Sofamor Danek. See "Strategic Alliances--Sofamor Danek."

COMPETITION

         The medical device market in which we compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. There can be no assurance, however, that we will be successful in identifying, developing and marketing new products or enhancing our existing products.

         Although several companies compete with aspects of our visualization product line, we believe there is no single company which offers a complete and integrated advanced visualization and information system specifically directed at minimally invasive microsurgical applications. In addition, we believe that no other head-mounted display has been cleared for marketing in surgical applications by the FDA. We do believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery. Several companies are currently developing and marketing visualization products for minimally invasive microsurgery which could be applied to cardiac surgery. There can be no assurance that we will be successful in competing with any such companies.

         Technological advances in other therapies for heart disease such as drugs, interventional cardiology procedures or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than minimally invasive microsurgery and could render cardiac minimally invasive microsurgery obsolete.

CLINICAL ADVISORY BOARDS

         We have established three Clinical Advisory Boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, another focused on HNS microsurgery and a third General Advisory Board focused on several other specialties. We have also formed a Research Advisory Board to conduct specific research in the development of techniques applicable to the use of video assistance in minimally invasive cardiac surgery. Members of the Clinical Advisory Boards consult with the Company exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. The Clinical Advisory Boards are intended to act as a clinical reference for us and to provide access to potential training sites for our visualization products. The Clinical Advisory Boards, Research Advisory Board and their members are as follows:

                 CLINICAL ADVISORY BOARD: CARDIOTHORACIC SURGERY

             ADVISOR (1)                     INSTITUTION AND LOCATION
             -----------                      ------------------------
Delos M. Cosgrove III, M.D. . .   The Cleveland Clinic Foundation, Cleveland, OH

Federico Benetti, M.D.  . . . .   Fundacion Benetti, Rosario, Argentina

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

              RESEARCH ADVISORY BOARD: CARDIOTHORACIC SURGERY

             ADVISOR              INSTITUTION AND LOCATION
             -------              ------------------------
W. Randolph Chitwood, M.D. . .    East Carolina University, Greenville, NC

Lawrence H. Cohn, M.D. . . . .    Brigham & Women's Hospital, Boston, MA

Jacob Bergsland, M.D.  . . . .    Buffalo General Hospital, Buffalo, NY

Robert J. March, M.D.  . . . .    Rush Presbyterian St. Lukes Medical Center,
                                   Chicago, IL

Hermann Reichenspurner, M.D. .    Grosshadern Hospital, Munich, Germany

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
G. David Adamson, M.D.           Gynecology               Fertility Physicians of Northern California,
                                                          Palo Alto, CA

Desmond H. Birkett, M.D.         General Surgery          Lahey Clinic, Woburn, MA

James T. Caillouette, M.D.       Orthopedics              Hoag Hospital, Newport Beach, CA

John A. Coller, M.D.             Colo-rectal Surgery      Lahey Clinic, Woburn, MA

Richard David, M.D.              Urology                  Sherman Oaks Community Hospital, Sherman Oaks, CA

Gerhard Fuchs, M.D.              Urology                  UCLA Medical Center, Los Angeles, CA

Douglas Olsen, M.D.              General Surgery          Vanderbilt University School of Medicine, Nashville, TN

John H. Payne, Jr., M.D.         General Surgery          Kaiser Permanente Hospital, Honolulu, HI

Scott Serden, M.D.               Gynecology               Cedar Sinai Medical Center, Los Angeles, CA

Stanley Shapshay, M.D.           Otolaryngology           New England Medical Center, Boston, MA

HUMAN RESOURCES

         As of January 31, 1999, we had 64 full-time employees, of whom 7 hold advanced degrees. None of the our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

RISKS AND UNCERTAINTIES

         You should consider the following factors carefully in evaluating an investment in Vista Medical in addition to the other information in this report. You are cautioned that the statements in this annual report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this section and elsewhere in this annual report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

         WE ARE A DEVELOPMENT STAGE COMPANY AND MAY HAVE SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

         Since our formation in July 1993, we have been engaged in the development of visualization and information systems that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures. In addition we have been engaged in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of December 31, 1998, we had incurred cumulative net losses of $47.2 million since our formation. We expect to incur substantial losses for at least the next 12-18 months. There can be no assurance that we will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on our business, financial condition and results of operations.

         Our future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which our products gain market acceptance; the progress and scope of product evaluations; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals; the timing and costs of product introductions; the extent of our ongoing research and development programs; the costs of training physicians to become proficient in the use of our products and procedures; and the costs of developing marketing and distribution capabilities.

         We anticipate that our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through August 1999. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point, and we estimate $4,000,000 in additional financing will be required to fund operations through December 31, 1999. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as additional collaborative agreements and public or private equity or debt financings, and we are actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

         WE ARE DEPENDENT UPON THE SUCCESSFUL COMMERCIALIZATION OF OUR SERIES 8000 AND STEREOSITE

         The Series 8000 for minimally invasive cardiac surgery and StereoSite systems for head, neck and spine microsurgery are expected to account for the majority of our revenues over the next several years. We are uncertain as to whether the demand for the Series 8000 and StereoSite will be sufficient to allow us to achieve profitable operations.

         Development of certain additional components of the Series 8000 has not yet been completed and additional versions of StereoSite have yet to be finally developed. There can be no assurance that our development efforts for these products will be successful, or that the products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.

         Evaluations of the Series 8000 and StereoSite conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the systems. Based on the clinical and laboratory procedures performed to date, there can be no assurance that visualization and information system enhancements incorporated, or to be incorporated, in the Series 8000 and StereoSite will prove suitable for use by a substantial number of surgeons. If the Series 8000 and StereoSite prove unsuitable for a large number of surgeons to use, the potential markets and applications for our products would be significantly limited. Widespread use of the Series 8000 and StereoSite will require training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect near term market acceptance of our Series 8000 and StereoSite. Our failure to successfully commercialize the Series 8000 and StereoSite would jeopardize our ability to achieve or sustain profitability.

         WE ARE UNCERTAIN AS TO WHETHER PHYSICIANS WILL ADOPT MINIMALLY INVASIVE MICROSURGICAL PROCEDURES

         Our near-term products are being developed in order to enable cardiothoracic, HNS and other surgeons to perform MIM surgical procedures using their existing skills coupled with training and complementary equipment being developed by other companies. Accordingly, our success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments. To date, MIM surgical procedures have only been performed on a very limited basis by a small number of highly skilled surgeons. We are unable to predict how quickly, if at all, MIM surgical procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

         Most patients with cardiovascular disease first consult with a cardiologist, who then may treat the patient with pharmaceuticals or non-surgical interventions, such as angioplasty and intravascular stents, or refer the patient to a cardiac surgeon for open-chest coronary artery bypass graft ("CABG") surgery. Cardiologists may not recommend MIM procedures until such time, if at all, as such procedures can successfully be demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may choose not to recommend MIM procedures until such time, if at all, as such procedures are proven to be as safe and effective as conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s.

         Even if the clinical safety and effectiveness of MIM procedures is established in cardiac and other specialties, surgeons, specialists and other physicians may choose not to recommend the procedures for any number of other reasons. Clinical adoption will depend, for example, upon our ability to facilitate training of surgeons to perform MIM surgery and the willingness of such surgeons to perform such procedures. Physicians may elect not to recommend the MIM procedure based on possible unavailability of acceptable reimbursement from health care payors. Health care payor acceptance may require evidence of the cost effectiveness of MIM procedures as compared to other currently available treatments. We believe that physician endorsements will be essential for clinical adoption of MIM procedures, and there can be no assurance that any such endorsements will be obtained in the near future, if at all. Patient acceptance of the procedure will depend upon physician recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

         There can be no assurance that MIM procedures will gain clinical adoption. Failure of these procedures to achieve significant clinical adoption will jeopardize our ability to achieve or sustain profitability.

         WE ARE DEPENDENT ON MEDTRONIC AND SOFAMOR DANEK

         We have organized our sales and marketing efforts through our CardioThoracic Surgery and HNS Microsurgery divisions. Pursuant to a recently announced sales agreement, the products of our Cardiothoracic Surgery division will be sold by Medtronic's sales force in most of the world's significant markets, including the United States. The products of our HNS Microsurgery division will be sold worldwide via Sofamor Danek's sales force.

         We are directly dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of our products. The termination of these relationships would have a negative impact on our business.

         Medtronic is the world's leading medical technology company specializing in implantable and interventional therapies. Medtronic manufactures products in the United States, Europe and Asia and sells its products to hospitals and surgeons worldwide. Pursuant to a June 29, 1998 sales agreement between Medtronic and our company, we appointed Medtronic as our exclusive distributor for current and future visualization and information systems for cardiothoracic surgery in the United States, Europe, Japan and several other significant geographical regions. There can be no assurance that Medtronic will commit significant resources to market our Series 8000 System or that its marketing efforts will be effective. If they are not effective, it will jeopardize or ability to achieve or sustain profitability.

         Sofamor Danek is engaged in the worldwide development, manufacturing and distribution of systems for spinal surgery. Sofamor Danek manufactures products in the United States and Europe and sells its products to surgeons and hospitals worldwide. Pursuant to an exclusive distribution agreement between Sofamor Danek and our company, we appointed Sofamor Danek as our exclusive worldwide distributor for our current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery (the "StereoSite Systems"). There can be no assurance that Sofamor Danek will commit significant resources to market StereoSite Systems or that its marketing activities will be effective. If they are not effective, it will jeopardize or ability to achieve or sustain profitability.

         We and Sofamor Danek also entered into a cooperative technology agreement, pursuant to which the parties have agreed to work exclusively together in performing research and development specifically designed to enhance StereoSite Systems or integrate StereoSite Systems with Sofamor Danek's image guidance systems and certain other products, including systems and instruments for spinal surgery. There can be no assurance that such improvement and integration of products will be successfully completed.

         In January 1999, Sofamor Danek was acquired by Medtronic, Vista Medical's other principal strategic distribution partner. We do not anticipate that this acquisition will have any negative effects on our distribution agreement with either company.

         WE LACK COMMERCIAL MANUFACTURING EXPERIENCE AND THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH OUR SCALE-UP OF MANUFACTURING

         We lack long term experience in manufacturing our products, including the Series 8000 and StereoSite systems, in the quantities that would be necessary for us to achieve significant commercial sales. The manufacture of our products primarily involves the assembly of a number of sub-assemblies and components. Companies such as ours often encounter difficulties in scaling up manufacturing of products, which difficulties could include problems involving; quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with U.S. Food and Drug Administration ("FDA") regulations and the need for further FDA approval of new manufacturing processes and facilities and other production constraints. There can be no assurance that we can establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. We will also require additional manufacturing facilities as production volumes increase; acquisition of new manufacturing facilities will likely involve relocation. Any of these factors could have a material adverse effect on our business, financial condition and results of operation.

         We have considered and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third party subcontractors, as well as the implementation of new production processes. Our manufacturing yields or costs may increase as a result of the transition to in-house production or to new production processes when such efforts are undertaken. In addition, costs in complying with FDA Good Manufacturing Practices ("GMP") or changes in such practices may exceed our expectations.

         WE MAY FACE COMPONENT SHORTAGES AND ARE DEPENDENT IN SOME INSTANCES ON SINGLE SOURCES OF SUPPLY

         We use and rely on certain components and services used in our systems for which we have only a single source of supply. The manufacture of our products in larger commercial quantities will require a substantial increase in component supplies and will likely necessitate the replacement of current suppliers or the addition of new suppliers. The qualification of additional or replacement vendors for certain components or services is a lengthy process. In addition, the substitution of replacement vendors may entail re-engineering time and cost and could delay the supply of our products.

         We expect to manufacture our products based on forecasted product orders and intend to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for ordered materials and components vary significantly and depend on factors such as the business practices of the specific supplier, contract terms and general demand for a component at a given time. Certain components used in our products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

         Any significant supply interruption, or inventory shortage or overage, would negatively impact our ability to manufacture our products.

         WE ARE SUBJECT TO SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION AND MAY NOT BE ABLE TO OBTAIN NECESSARY REGULATORY CLEARANCES

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

         Any products which we manufacture or distribute are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, GMP requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA. A new 510(k), PMA or PMA supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), PMA or PMA supplement.

        Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. Since June 1998, all medical devices sold in the European Union must bear the CE mark. Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest. Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a European Notified Body. After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the Notified Body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

         WE EXPECT TO ENCOUNTER RAPID TECHNOLOGICAL CHANGE AND SIGNIFICANT COMPETITION

         The medical device market in which we compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. We may not be successful in identifying, developing and marketing new products or enhancing our existing products.

         We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery. Several companies are currently developing and marketing visualization products for minimally invasive microsurgery which could be applied to cardiac surgery or to HNS microsurgery. There can be no assurance that we will be successful in competing with any such companies.

         Technological advances with other therapies such as drugs, interventional procedures or future innovations in surgical techniques could make such other therapies more effective or lower in cost than minimally invasive microsurgery procedures and could render minimally invasive microsurgery obsolete.

         There can be no assurance that physicians will use minimally invasive microsurgery procedures to replace or supplement established treatments, or that cardiac surgery minimally invasive microsurgery or HNS minimally invasive microsurgery will be competitive with current or future technologies. There can be no assurance that we will be able to compete successfully against current and future competitors.

         WE ARE EXTREMELY RELIANT ON CERTAIN STRATEGIC RELATIONSHIPS

         We intend to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of our products. Our future success may depend, in part, on our relationships with such partners, including, for example, our relationship with Medtronic and Sofamor Danek. We will have limited or no control over the resources that any partner may devote to our products, or over our partners' development and marketing efforts. We cannot guarantee that our present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development or marketing of our potential products. Any of the following actions by a partner could damage our business: parallel development of alternate technologies; preclusion from entering into competitive arrangements; failure to obtain timely regulatory approvals; premature termination of a collaborative agreement or failure to devote sufficient resources to the development and commercialization of our products. We anticipate that our partners may have the unilateral right to terminate our relationships without significant penalty. We may not be successful in establishing or maintaining any strategic relationships in the future.

         WE EXPECT FLUCTUATIONS IN OUR OPERATING RESULTS

         Our results of operations of may vary significantly from quarter to quarter depending upon numerous factors, including the following: timing and results of product evaluations; delays associated with the FDA and other regulatory approval processes; demand for and utilization of the Company's products; changes in our pricing policies or those of our competitors; changes in third-party payment guidelines; the number, timing and significance of product enhancements and new product announcements by us or our competitors; our ability to develop, introduce and market new and enhanced versions of our products on a timely basis; customer order deferrals in anticipation of enhancements or of new product introductions by us or our competitors; product quality problems; personnel changes; and the level of international sales.

         WE ARE EXPERIENCING UNCERTAINTY RELATING TO THIRD-PARTY PAYMENTS

         We expect that sales volumes and prices of our products will be directly influenced by the profitability to, or cost-effectiveness for, hospitals of the procedures in which our products are involved. Profitability levels are directly related to the level of payments for these procedures, either by Medicare or private insurance companies, and it is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare compensates hospitals at a pre determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a pre determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. We are unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. We could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used.

         If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the acceptance by the prevailing health care financing system in each country. Health care financing systems in international markets vary significantly by country and include both government sponsored health care programs and private insurance. There can be no assurance that these financing systems will endorse the use of our technology.

         We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer. There can be no assurance, as to either United States or foreign markets, that funding will be available or adequate, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our products or our ability to sell our products on a profitable basis, particularly if our systems are more expensive than competing surgical procedures. The unavailability or inadequacy of third-party payor coverage or reimbursement would have a negative impact on our business.

         THERE ARE SIGNIFICANT RISKS RELATING TO OUR INTERNATIONAL OPERATIONS

         We plan to market our products in international markets, either on our own or with our strategic partners. We have limited experience in marketing our products overseas. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could negatively impact our business. The anticipated international nature of our business is also expected to subject our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may negatively impact our business. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

         WE MAY BE SUBJECT TO PRODUCTS LIABILITY CLAIMS AND HAVE LIMITED INSURANCE COVERAGE

         We face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. Our current product liability insurance coverage limit is $10.0 million per occurrence and in the aggregate. Our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, increased product liability coverage may be required if any products are used in clinical evaluations or successfully commercialized. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

         THERE IS SIGNIFICANT UNCERTAINTY REGARDING OUR PATENTS AND PROTECTION OF OUR PROPRIETARY TECHNOLOGY

         We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of January 31, 1999, we had exclusive ownership rights to 15 issued United States patents, 12 pending United States patent applications and 28 pending foreign applications covering various aspects of our devices and systems. Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 10 pending foreign applications covering various aspects of our devices and systems. In 1998 we additionally obtained from Carl Zeiss Inc. non-exclusive rights to three issued United States patents and four pending foreign applications. We intend to file additional patent applications in the future. The failure of such patents to issue could damage our ability to protect our proprietary information.

         Our future success will depend, in part, on our ability to continue to develop patentable products, enforce our patents and obtain patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned by or licensed to us or that, if patents do issue, the claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any issued patents owned by or licensed to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would result in substantial expense may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of proprietary rights of third parties or whether our products, processes or procedures infringe any such third-party proprietary rights. We may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial expense, to determine the priority of inventions covered by our issued United States patents or pending patent applications. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to enjoin importation of products which would compete unfairly with our products. Any adverse outcome of any patent litigation (including interference proceedings) could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

         Patent applications in the United States are maintained in secrecy until a patent issues, and patent applications in foreign countries are maintained in secrecy for a period of time after filing. After such period of time, and usually before the grant of the patent, patent applications in foreign countries are published. While publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications, such publication may enable our competitors to ascertain the areas of research or development in which we are engaged prior to our receipt of patent protection in the United States or foreign countries relating to such research or development.

         In general, the development of visualization and information systems is intensely competitive. Patents issued and patent applications filed relating to medical devices are numerous and current and potential competitors and other third parties may have filed or in the future may file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. There can also be no assurance that third parties will not assert infringement claims against us in the future or that any such assertions will not result in costly litigation or require us to obtain a license to intellectual property rights of such parties. Any such licenses may not be available on acceptable terms, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could damage our business.

         We rely on unpatented trade secrets to protect our proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology or that we can ultimately protect our rights to such unpatented proprietary technology. Third parties may obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against us. We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology. The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown. Failure to obtain or maintain patent and trade secret protection, for any reason, could negatively impact our business.

         We have licensed certain aspects of our technology from third parties. In September 1995, Mr. H. McKinley and McKinley Optics, Inc. (collectively, "McKinley") granted to us a perpetual, exclusive, worldwide license in the medical field to make, have made, modify, use, lease, market, sell and otherwise distribute certain endoscopes and other medical products incorporating a stereo objective lens and/or a relay lens configuration. Under the terms of this license agreement, we are obligated to pay McKinley an annual maintenance royalty, additional royalties upon the sale of certain numbers of systems incorporating the McKinley technology and royalties on net sales of products incorporating the McKinley technology. The exclusive license granted under this agreement becomes a non-exclusive license (or, under certain circumstances, the license terminates) in the event we fail to pay any royalties. In addition, we have the right to terminate the agreement with limited notice.

         In June 1996, Fuji Film Co. and Fuji Photo Optical Co., Ltd. (collectively, "Fuji") granted to us a non-exclusive license to certain optical zoom technology for use in endoscopes. We are obligated to pay royalties on net sales of products in the United States which incorporate Fuji's technology. Fuji may terminate the agreement if we do not cure any violation of the agreement within a limited period of time. Our failure to retain rights to these technologies could negatively impact our business.

         WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND ADVISORS

         Our future business and operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions beyond those suggested by their respective job titles or descriptions. Our business and future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, marketing and sales and support personnel for our operations. We have not entered into any employment contracts or arrangements with any of our employees. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could negatively impact our business.

         We have established three Clinical Advisory Boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, another focused on HNS microsurgery and a third General Board focused on several specialties. We have also formed a Research Advisory Board to conduct specific research in the development of techniques applicable to the use of video assistance in minimally invasive cardiac surgery. Members of the Clinical Advisory Boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. As a result, they only spend a limited amount of time on our business. Although we have entered into consulting agreements, with terms ranging from 12 months to two years, including confidentiality provisions with each of the members of the Clinical Advisory Boards, the consulting and confidentiality agreements between us and each of the members of the Clinical Advisory Boards may be terminated or breached. In addition, such agreements may not be renewed upon termination.

         WE NEED TO EFFECTIVELY MANAGE OUR CHANGING BUSINESS

         In order to compete effectively against current and future competitors, prepare additional products for potential commercialization and develop future products, we believe that we must continue to expand our operations, particularly in the areas of development. If we were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon our management, operating and financial systems and resources. To accommodate such growth and compete effectively, we must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage our work force. Our future success will depend to a significant extent on the ability of our current and future management personnel to operate effectively, both independently and as a group. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees could negatively impact our business.

         WE ARE FACING YEAR 2000 ISSUES

         We recognize the need to ensure our operations will not be adversely impacted by the inability of our systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. We are currently addressing the risk, with respect to the availability and integrity of our financial systems and the reliability of our operating systems, and are in the process of communicating with suppliers, customers, financial institutions and others with whom we conduct business transactions to assess whether they are Year 2000 compliant.

         We established a Year 2000 Compliance Team in 1998 made up of members of all of our company's functional organizations and our implementation of a full Year 2000 Compliance Program is ongoing. Our Chief Financial Officer is the officer responsible for the Year 2000 Compliance Program and the individual who leads the Year 2000 Compliance Team reports directly to the Chief Financial Officer.

         Central to our Year 2000 Compliance Program is a matrix we have developed of all of our operations and business activities. This matrix which is constantly updated provides the status of all of our Year 2000 Compliance efforts in terms of level of assessment, conversion, testing, and completion and identifies responsibility for each item. In this way, we are able to prioritize our efforts and provide visibility of the Compliance Program to all Compliance Team members and management.

         Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant, we have already converted some of our non compliant business systems to be fully compliant such as telephone systems, and are in process of converting our business enterprise software at this time. We anticipate that conversion and testing of the enterprise software will be completed by the end of the first quarter of 1999 and that we will be operating on this system by the end of the second quarter of 1999.

         Furthermore, as a result of our assessment of other, less critical systems, we believe we have identified adequate remedies for those which have been identified as currently non-Year 2000 compliant. Specific examples of non compliant systems would include certain desktop personal computers and applications software where compliant versions are readily available from the current suppliers as well as others. We currently have no contingency plans in place. We expect to develop contingency plans during the second and third quarters of 1999 and have those plans in place by the end of the third quarter of 1999.

         We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

         POTENTIAL VOLATILITY OF OUR STOCK PRICE

         The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance of such companies. The market price of the shares of our common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, changes in financial estimates by securities analysts, announcements of technological innovations, new products or new contracts by us or our competitors, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for shares of early stage companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against us, could result in substantial costs and a diversion of management's attention and resources.

         WE MAY BE REQUIRED TO USE HAZARDOUS MATERIALS

         Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resultant damages, and any such liability could exceed our resources. We may incur substantial cost to comply with environmental regulations.

         WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS

         We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

         WE HAVE ADOPTED CERTAIN MEASURES THAT MY DISCOURAGE A CHANGE OF CONTROL THAT MAY NEGATIVELY IMPACT HOLDERS OF OUR COMMON STOCK

         Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the our stockholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

         In addition, our Second Restated Certificate of Incorporation provides for a classified Board of Directors such that approximately one-third of the members of the our Board of Directors are elected at each annual meeting of stockholders. Such classification of our Board of Directors may have the effect of delaying, deferring or discouraging changes in control. Making it more difficult or discouraging a change in control may adversely affect the market price of our common stock.

Item 2. PROPERTIES

         Our facilities consist of approximately 6,500 square feet of office space located in Carlsbad, California, in which our executive offices and the HNS Microsurgery division are located. The lease for our Carlsbad facility expires in December 2000. In addition, we maintain a facility of approximately 37,100 square feet in Westborough, Massachusetts in which our development and manufacturing operations and the CardioThoracic Surgery division are located. The leases under which we have acquired the right to occupy the Westborough facilities expire at various points in time beginning in May 1999 and ending in October 2002. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report, we are not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)     Market Price of and Dividends on the Registrant's Common
Equity.

         Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "VMTI." The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National market from July 2, 1997 (the date of our initial public offering) through December 31, 1998.

                                        HIGH     LOW
                                        ----    ----
3rd Quarter 1997 . . . . . . . . . .    18.50    8.88

4th Quarter 1997 . . . . . . . . . .    15.50    8.88

1st Quarter 1998 . . . . . . . . . .    13.13    8.00

2nd Quarter 1998 . . . . . . . . . .    11.50    3.38

3rd Quarter 1998 . . . . . . . . . .    5.06     1.50

4th Quarter 1998 . . . . . . . . . .    3.63     2.00

         On March 25, 1999 the last reported sale price of the Common Stock was $2.00. As of January 31, 1999, there were approximately 172 holders of record of the Common Stock.

         We have never declared or paid any cash dividends on our capital stock. We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

(b)      Recent Sales of Unregistered Securities.

         None

Item 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                            YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                             1994        1995         1996        1997         1998
                                       ----------    --------     --------   ---------     --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Sales . . . . . . . . . . . . . . . .  $      59     $ 1,719      $ 2,244    $  4,141     $  6,572
 Costs and expenses:
  Cost of sales. . . . . . . . . . . .         43       1,272        2,253       4,559        6,119
  Research and development . . . . . .      1,328       1,904        3,880       6,875        5,480
  Sales and marketing. . . . . . . . .        291         834        2,057       5,011        5,953
  General and administrative . . . . .        758       1,034        3,103       5,499        5,039
  Restructuring expense. . . . . . . .         --          --           --          --          940
                                        ---------   ---------    ---------    ---------   -----------
 Total costs and expenses. . . . . . .      2,420       5,044       11,293      21,944       23,531
                                        ---------   ---------    ---------    ---------   -----------
 Loss from operations. . . . . . . . .     (2,361)     (3,325)      (9,049)    (17,803)     (16,959)
 Minority interest in net loss of
   consolidated partnership. . . . . .        270          --           --          --           --
 License income  . . . . . . . . . . .         --          --        1,493          --           --
 Interest income . . . . . . . . . . .         --          51          117         926          900
 Other Losses  . . . . . . . . . . . .         --          --           --          --         (662)
                                        ----------   ---------    ---------   ---------   -----------
 Net loss  . . . . . . . . . . . . . .  $   (2,091)   $ (3,274)    $ (7,439)  $(16,877)    $(16,720)
                                        ----------   ---------    ---------  ---------   -----------
                                        ----------   ---------    ---------  ---------   -----------
 Basic and diluted net loss per
  share(1) . . . . . . . . . . . . . .  $(2,788.00)   $ (88.49)    $ (37.01)  $  (2.51)    $  (1.26)
                                        ----------   ---------    ---------  ---------   -----------
                                        ----------   ---------    ---------  ---------   -----------
 Shares used in computing basic and
   diluted net loss per share(1) . . .      1,000       37,000      201,000  6,731,000    13,312,000
                                        ---------    ---------    ---------  ---------   -----------
                                        ---------    ---------    ---------  ---------   -----------

                                                                 DECEMBER 31,
                                           ------------------------------------------------------
                                                1994        1995       1996      1997       1998
                                           ---------     --------   --------  --------    -------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
   investments. . . . . . . . . . . . . .   $      9      $ 3,399     $10,285   $24,113   $  8,803
 Working capital. . . . . . . . . . . . .        (76)       4,224      10,805    25,977     12,128
 Total assets . . . . . . . . . . . . . .        475        5,208      14,316    32,130     16,605
 Total debt . . . . . . . . . . . . . . .      3,243           --          --        --         --
 Accumulated deficit. . . . . . . . . . .     (2,907)      (6,181)    (13,620)  (30,498)   (47,218)
 Total stockholders' equity (deficit) . .     (2,906)       4,707      12,961    29,866     14,666

-----------

(1) See Note 8 of Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted net loss per share and shares used in computing basic and diluted net loss per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed earlier at "risks and uncertainties." While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

 OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. We also market endoscopic cameras and have generated minimal revenues from the sales of these products since our formation in July 1993. We expect to continue to incur substantial losses for at least the next 12 - 18 months. As of December 31, 1998, our accumulated deficit was approximately $47,218,000. There can be no assurance that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

         At December 31, 1996, 1997, and 1998, we had 49, 104 and 76 employees, respectively. We had increased our staffing significantly during 1996 and 1997 to support our research and development, manufacturing scale up, service and support, sales and marketing and general and administrative activities related to new products. In June 1998, however, we entered into a broader distribution agreement with Medtronic whereby they were to distribute our Series 8000 system for cardiac surgery in the United States as well as international markets and we no longer needed a direct sales organization. The signing of this agreement precipitated a broad restructuring of our operations which resulted in a significant downsizing of our work force from prior levels. We expect staffing to continue to decline in the near term before it stabilizes in the range of 60 to 70 employees. Our expectation is based on the fact that significant development work on our core platform technology is now complete and on strategic decisions to partner rather than develop an independent distribution capability.

OUR RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    SALES

         We had revenues from product sales and distribution fees of $4,141,000 and $6,572,000 for the years ended December 31, 1997 and 1998, respectively. The increase in revenues from 1997 to 1998 was primarily due to sales of our Series 8000 Advanced Visualization and Information ("Series 8000") product for minimally invasive cardiac surgery launched in September 1997, and sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, our strategic partner and exclusive distributor for the HNS market. Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1996 three customers accounted for 30%, 27% and 25% of revenues; during 1997, three customers accounted for 25%, 19% and 10% of revenues, respectively; during 1998 three customers accounted for 34%, 25% and 13% of revenues, respectively.

    COSTS AND EXPENSES

         Cost of sales. Cost of sales were $4,560,000 and $6,119,000 for the years ended December 31, 1997 and 1998, respectively. The increase in cost of sales was primarily due to increased costs corresponding to the growth in revenues partially offset by lower manufacturing scale-up expenses incurred in 1998 versus 1997 to accommodate new product launches targeted at cardiothoracic and HNS markets with our Series 8000 and StereoSite systems, respectively.

         Research and development expenses. Our research and development expenses were $6,875,000 and $5,480,000 for the years ended December 31, 1997 and 1998, respectively. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts, both in the second half of the year as major product launches were completed by the end of the first half of 1998. We believe that a significant level of investment for product development and evaluation is necessary to maintain our technological advantage and, accordingly, anticipate that we will continue spending in research and development at slightly reduced levels relative to the second half of 1998.

         Sales and marketing expenses. Sales and marketing expenses increased from $5,011,000 in 1997 to $5,953,000 in 1998. The increase in sales and marketing expense was attributable to the development and expansion of our cardiothoracic surgery sales force in the first half of 1998 and increased marketing efforts associated with commercialization of new products. During the second half of the year sales and marketing expenses decreased as a result of transitioning all sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive cardiac surgery in the United States to Medtronic following an agreement announced at the end of June 1998. We believe our near term sales and marketing expenses will remain at or slightly below second half of 1998 levels.

         General and administrative expenses. Our general and administrative expenses were $5,499,000 and $5,039,000 for the years ended December 31, 1997 and 1998, respectively. The decrease was primarily due to a reduction in staffing and related expenses following a second quarter restructuring, a reduction in deferred compensation expense and lower professional, legal and consulting service fees partially offset by increased costs associated with being a public company for the full year of 1998 compared to a half year in 1997. We expect our near term general and administrative expenses to be flat to slightly lower relative to second half of 1998 levels as the impact of the June 1998 restructuring continues to take effect.

         Restructuring expenses. We recorded restructuring charges during the second quarter of 1998 of $940,000 and had no such charges for 1997. The restructuring expenses related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the United States for our Series 8000 System for minimally invasive cardiac surgery to Medtronic, termination and severance payments to employees in connection with a general company restructuring and work force reduction to better align our overall cost structure and organization with planned revenue levels, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instruments and sutures earlier than previously planned.

     OTHER INCOME AND LOSSES

         Interest income. Interest income decreased from $926,000 in 1997 to $900,000 in 1998, due primarily to decreasing average investment balances in the second half of the year of excess cash following our initial public offering in July of 1997.

         Other losses. We reported other losses of $662,000 in 1998 and had no such corresponding losses for 1997. The losses for 1998 relate to recognition of a permanent reduction in value of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

     TAXES

At December 31, 1998, we had federal and state tax loss carryforwards of approximately $37,100,000 and $31,200,000, respectively. The federal and state tax loss carryforwards will expire in 2010 and 2000, respectively, unless previously utilized. At December 31, 1998, we also had federal and state research tax credit carryforwards of approximately $1,400,000 and $780,000 respectively, which will expire in 2010 unless previously utilized. We have provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     SALES

         We had revenues from product sales of $2,244,000 and $4,141,000 for the years ended December 31, 1996 and 1997, respectively. The increase in revenues from 1996 to 1997 was primarily due to sales of our Series 8000 Advanced Visualization and Information ("Series 8000") product for minimally invasive cardiac surgery launched in September 1997, revenues associated with a line of cardiac instruments and sutures for which we acquired distribution rights in the second half of 1996, and increased original equipment manufacturer ("OEM") sales of our endoscopic cameras during 1997 compared to 1996. Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1996 three customers accounted for 30%, 27% and 25% of revenues; during 1997, three customers accounted for 25%, 19% and 10% of revenues, respectively.

     COSTS AND EXPENSES

         Cost of sales. Cost of sales were $2,253,000 and $4,560,000 for the years ended December 31, 1996 and 1997, respectively. The increase in cost of sales was primarily due to increased costs corresponding to the growth in revenues and manufacturing scale-up expenses we incurred to accommodate new product launches targeted at cardiothoracic and HNS markets including the Series 8000 product.

         Research and development expenses. Our research and development expenses were $3,880,000 and $6,875,000 for the years ended December 31, 1996 and 1997, respectively. The increase in research and development expenses was attributable to continued development and expansion of our research and development organization focused on development, prototyping and evaluation of new products and consisted of increases in staffing and related supply and occupancy costs. Contracted research and development effort also contributed to the increase.

         Sales and marketing expenses. Sales and marketing expenses increased from $2,057,000 in 1996 to $5,011,000 in 1997. The increase in sales and marketing expenses was attributable to the development and expansion of our sales force, increased marketing efforts associated with commercialization of new products, and commissions and other expenses related to revenues associated with a line of cardiac instruments and sutures for which we acquired distribution rights in the second half of 1996.

         General and administrative expenses. Our general and administrative expenses were $3,103,000 and $5,499,000 for the years ended December 31, 1996 and 1997, respectively. The increase was primarily due to increases in staffing and related expenses associated with the continued development of our administrative infrastructure, amortization of deferred compensation in connection with the grant of certain stock options in 1996 and early 1997, expansion of our information and communication systems, increases in legal and professional fees associated with business development efforts, and costs associated with being a public company. We recorded noncash deferred compensation of approximately $3,500,000 in connection with the grant of certain stock options during 1996 and 1997, of which approximately $1,100,000 and $447,000 were recognized as an expense in 1997 and 1996, respectively. The unamortized balance of the deferred compensation will be expensed over the vesting periods of the options (typically four or five years) and, therefore, will continue to impact our operating results through 2001.

     OTHER INCOME

         License income. We had license income of $1,493,000 in 1996 and no income from licensing of technology in 1997. The license income in 1996 related to a perpetual license to certain of our technology and patents unrelated to our main products and markets. No other technology is being developed with the purpose of being licensed and we do not anticipate any future licensing arrangements of any of our core technology for medical applications.

         Interest income. Interest income increased from $117,000 in 1996 to $926,000 in 1997, due primarily to increasing average investment balances of excess cash following our initial public offering in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

         We completed our initial public offering in July 1997, raising approximately $32,700,000 net of offering costs. Prior to our initial public offering, we satisfied our liquidity requirements from the private sale of common and preferred stock, through advances from a related party, and from the proceeds from licensing certain of the our technology.

         In October 1997, we completed a $10,000,000 Loan and Security Agreement ("Loan Agreement") to finance the placement with customers of our Series 8000 systems on a pay per procedure basis rather than through an upfront capital payment. On June 29, 1998, we announced a new distribution agreement with Medtronic, whereby Medtronic will distribute the Series 8000 for us in the United States. The terms of that agreement call for Medtronic to pay us for units placed with hospitals and then sharing in the gross margins generated by procedure fees. This agreement effectively replaced the Loan Agreement which expired in October 1998 without us drawing down on the loan. If we were to have borrowed funds pursuant to the Loan Agreement, we could have borrowed up to $10,000,000 at one time with an interest rate of prime plus one and one half percent.

         Net cash used in operating activities was approximately $6,937,000, $15,494,000 and $14,266,000 in 1996, 1997 and 1998. The increase in net cash used in operating activities between 1996 and 1997 was primarily attributable to increasing net losses during the period and investment in inventories associated with expansion of our product line. The decrease in net cash used in operating activities between 1997 and 1998 was primarily attributable to lower inventory purchases and higher non-cash expenses for depreciation and amortization and asset write-downs during 1998 offset by increasing payments on accounts payable and increasing accounts receivable balances.

         Net cash used in investing activities was approximately $1,239,000 and $20,025,000 in 1996 and 1997 and net cash provided by investing activities was approximately $14,298,000 in 1998. The increase in net cash used in investing activities between 1996 and 1997 was primarily attributable to the purchase of short-term investments and the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities, and marketing demonstrations. The net cash provided by investing activities in 1998 was primarily attributable to the maturities of short term investments offset by purchases of property and equipment.

         Cash flows from financing activities were $15,061,000, $32,728,000 and $265,000 in 1996, 1997 and 1998, respectively. The cash flows from financing activities in 1996 were primarily attributable to the private sale of preferred stock, cash flows from financing activities in 1997 were primarily attributable to proceeds from our initial public offering and cash flows from financing activities in 1998 were attributable to proceeds from the purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.

         We intend to undertake approximately $850,000 in capital expenditures in 1999 and have future lease payments relating to our facilities and certain equipment under operating leases of $1,259,000 of which $440,000 is payable in 1999.

         We anticipate that our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through August 1999. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point, and we estimate $4,000,000 in additional financing will be required to fund operations through December 31, 1999. We believe there may be a number of alternatives available to meet the continuing capital requirements of our operations, such as additional collaborative agreements and public or private equity or debt financings, and we are actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

YEAR 2000

         We recognize the need to ensure our operations will not be adversely impacted by the inability of our systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. We are currently addressing the risk, with respect to the availability and integrity of our financial systems and the reliability of our operating systems, and are in the process of communicating with suppliers, customers, financial institutions and others with whom we conduct business transactions to assess whether they are Year 2000 compliant.

         We established a Year 2000 Compliance Team in 1998 made up of members of all of our company's functional organizations and our implementation of a full Year 2000 Compliance Program is ongoing. Our Chief Financial Officer is the officer responsible for the Year 2000 Compliance Program and the individual who leads the Year 2000 Compliance Team reports directly to the Chief Financial Officer.

         Central to our Year 2000 Compliance Program is a matrix we have developed of all of our operations and business activities. This matrix which is constantly updated provides the status of all of our Year 2000 Compliance efforts in terms of level of assessment, conversion, testing, and completion and identifies responsibility for each item. In this way, we are able to prioritize our efforts and provide visibility of the Compliance Program to all Compliance Team members and management.

         Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant, we have already converted some of our non compliant business systems to be fully compliant such as telephone systems, and are in process of converting our business enterprise software at this time. We anticipate that conversion and testing of the enterprise software will be completed by the end of the first quarter of 1999 and that we will be operating on this system by the end of the second quarter of 1999.

         Furthermore, as a result of our assessment of other, less critical systems, we believe we have identified adequate remedies for those which have been identified as currently non-Year 2000 compliant. Specific examples of non compliant systems would include certain desktop personal computers and applications software where compliant versions are readily available from the current suppliers as well as others. We currently have no contingency plans in place. We expect to develop contingency plans during the second and third quarters of 1999 and have those plans in place by the end of the third quarter of 1999.

         We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1998, our investment portfolio included fixed-income securities of $8.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

         We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in 14(a)(1).

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

                                                                                   PAGE NO.
                                                                                   --------
         Report of Ernst & Young LLP, Independent Auditors . . . . . . .              F-2
         CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheets at December 31, 1997
         and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .              F-3
         Consolidated Statements of Operations for the years
         ended December 31, 1996, 1997 and 1998  . . . . . . . . . . . .              F-4
         Consolidated Statements of Stockholders' Equity for
         the years ended December 31, 1996, 1997 and 1998. . . . . . . .              F-5
         Consolidated Statements of Cash Flows for the years
         ended December 31, 1996, 1997 and 1998  . . . . . . . . . . . .              F-7
         Notes to Consolidated Financial Statements  . . . . . . . . . .              F-8

         (2)     Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted except for Schedule II required under Regulation S-X, Rule 5-04. which is included herein following the Financial Statements.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)      Exhibits

  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
 (1)     10.1       Amended and Restated Sales Agreement between the Company and
                    Medtronic, Inc., dated June 26, 1998 (with certain
                    confidential portions omitted).

 (2)     10.2       Vista Medical Technologies, Inc., Industrial Real Estate
                    Lease between the Company and Ocean Point Tech Centre dated
                    July 7,1998.

  *      10.3       Amendment Number One to License Agreement between the
                    Company and Imagyn Medical Technologies, Inc., dated
                    October 2, 1998.

         23.1       Consent of Ernst & Young LLP, Independent Auditors.

         24.1       Power of Attorney. (See page 37)

         27.1       Financial Data Schedule.

        * Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

        (1) Incorporated by reference to the Company's Form 10-Q, filed on August 12, 1998.

        (2) Incorporated by reference to the Company's Form 10-Q, filed on November 13, 1998.

SUPPLEMENTAL INFORMATION

         Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 1999 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VISTA MEDICAL TECHNOLOGIES, INC.

         Date:  March 29, 1999              By:  /s/ John R. Lyon
                                               ---------------------------------
                                               John R. Lyon
                                               President and Chief Executive
                                               Officer

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

    SIGNATURE                     TITLE                                  DATE
    ---------                     -----                                  ----
/s/  John R. Lyon            President, Chief Executive               March 29, 1999
--------------------------    Officer and Director (Principal
    (John R. Lyon)            Executive Officer)

/s/  Robert J. De Vaere      Vice President of Finance and            March 29, 1999
--------------------------    Administration and Chief
    (Robert J. De Vaere)      Financial Officer (Principal
                              Financial and Accounting Officer)

/s/  James C. Blair          Chairman of the Board and Director       March 29, 1999
--------------------------
    (James C. Blair)

/s/  Olav B. Bergheim        Director                                 March 29, 1999
--------------------------
    (Olav B. Bergheim)

/s/  Nicholas B. Binkley     Director                                 March 29, 1999
--------------------------
    (Nicholas B. Binkley)

/s/  Daniel J. Holland       Director                                 March 29, 1999
--------------------------
    (Daniel J. Holland)

/s/  Larry M. Osterink       Director                                 March 29, 1999
--------------------------
    (Larry M. Osterink)

   Vista Medical Technologies, Inc.

                Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors.............................   F-2

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1997 and 1998 ....................   F-3
Consolidated Statements of Operations for the years ended
         December 31, 1996, 1997 and 1998.....................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996, 1997 and 1998.....................................   F-5
Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1997 and 1998.....................................   F-7
Notes to Consolidated Financial Statements....................................   F-8

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 1997 and 1998 and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Vista Medical Technologies, Inc. has reported accumulated losses aggregating $47.2 million and lacks sufficient working capital to enable the Company to fund operations through the end of 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1998 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  /s/ Ernst & Young LLP


San Diego, California
January 31, 1999

                        Vista Medical Technologies, Inc.

                           Consolidated Balance Sheets

                                                                  DECEMBER 31,
                                                        ------------------------------------
                                                               1997                 1998
                                                        ------------         ---------------
ASSETS
Current assets:
   Cash and cash equivalents                             $  7,328,502         $  7,625,804
   Short-term investments                                  16,784,345            1,176,800
   Accounts receivable, net                                   521,616              752,233
   Inventories, net                                         3,344,967            4,354,338
   Other current assets                                       261,864              157,443
                                                        -------------        -------------
Total current assets                                       28,241,294           14,066,618

Property and equipment, net                                 3,327,283            2,056,535
Patents and other assets, net                                 561,873              481,594
                                                        -------------        -------------
Total assets                                             $ 32,130,450         $ 16,604,747
                                                        -------------        -------------
                                                        -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  1,217,110         $    552,441
   Accrued compensation                                       516,743              300,807
   Accrued liabilities                                        665,285            1,085,009
                                                        -------------        -------------
Total current liabilities                                   2,399,138            1,938,257

Commitments

Stockholders' equity :
   Convertible preferred stock, $.01 par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - No
       shares in 1997 or in 1998                                   --                   --
   Common stock, $.01 par value:
     Authorized shares - 35,000,000
     Issued and outstanding shares - 13,407,038
        in 1997 and 13,572,101 in 1998                        134,071              135,721
   Additional paid-in capital                              62,531,513           62,856,201
   Notes receivable from stockholders                         (78,375)             (78,375)
   Deferred compensation                                   (1,942,074)          (1,030,420)
   Unrealized gain/loss on investments                       (416,313)               1,211
   Accumulated deficit                                    (30,497,510)         (47,217,848)
                                                        -------------        -------------
Total stockholders' equity                                 29,731,312           14,666,490
                                                        -------------        -------------
Total liabilities and stockholders' equity               $ 32,130,450         $ 16,604,747
                                                        -------------        -------------

SEE ACCOMPANYING NOTES.

                        Vista Medical Technologies, Inc.

                      Consolidated Statements of Operations

                                                           YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                                1996                 1997                 1998
                                          ------------         ------------         ------------
Sales                                     $  2,243,756         $  4,141,082         $  6,572,473

Costs and expenses:
   Cost of sales                             2,252,509            4,559,521            6,119,108
   Research and development                  3,880,069            6,875,069            5,479,788
   Sales and marketing                       2,056,767            5,010,953            5,953,102
   General and administrative                3,103,256            5,498,820            5,039,183
   Restructuring expense                            --                   --              939,919
                                          ------------         ------------         ------------
Total cost and expenses                     11,292,601           21,944,363           23,531,100
                                          ------------         ------------         ------------

Loss from operations                        (9,048,845)         (17,803,281)         (16,958,627)

License income                               1,493,000                   --                   --
Interest income                                116,706              926,243              900,379
Other losses                                        --                   --             (662,090)
                                          ------------         ------------         ------------
Net loss                                  $ (7,439,139)        $(16,877,038)        $(16,720,338)
                                          ------------         ------------         ------------
                                          ------------         ------------         ------------
Basic and diluted loss per share          $     (37.01)        $      (2.51)        $      (1.26)
                                          ------------         ------------         ------------
                                          ------------         ------------         ------------
Shares used in basic and diluted
loss per share computations                    201,000            6,731,000           13,312,366
                                          ------------         ------------         ------------
                                          ------------         ------------         ------------


SEE ACCOMPANYING NOTES.

                            Vista Medical Technologies, Inc.

                      Consolidated Statements of Stockholders' Equity

                                                         CONVERTIBLE
                                                       PREFERRED STOCK                   COMMON STOCK            ADDITIONAL
                                                  --------------------------      --------------------------      PAID-IN
                                                     SHARES           AMOUNT         SHARES          AMOUNT       CAPITAL
                                                 ------------      ------------    ----------        -------    ------------
Balance at December 31, 1995                       8,248,921           82,490        148,875          1,489      10,834,428
   Issuance of Series B convertible
    preferred stock for cash                       1,279,331           12,792             --             --       5,065,848
   Issuance of Series B convertible
    preferred stock for assets                        46,000              460             --             --         183,540
   Issuance of Series C convertible
     preferred stock for cash                       2,000,000           20,000            --             --       9,948,619
   Exercise of stock options
   Deferred compensation                                  --               --        389,349          3,893          73,977
   Amortization of deferred compensation                  --               --             --             --       2,508,811
   Net loss                                               --               --             --             --              --
                                                ------------     ------------     ----------      ---------   -------------
Balance at December 31, 1996                      11,574,252        $ 115,742        538,224      $   5,382    $ 28,615,223

  Exercise of stock options for cash                      --               --        150,273          1,503          61,901
     Issuance of common stock for services                --               --          3,000             30          19,980
     Payments on notes receivable from
       stockholders                                       --               --             --             --              --
     Issuance of common stock in conjunction
       with the initial public offering at
       $9.00 per share                                    --               --      4,000,000         40,000      32,554,990
Conversion of convertible preferred stock
       in conjunction with the initial
       public offering                           (11,574,252)        (115,742)     8,680,679         86,807          28,935
   Issuance of stock under employee stock
     purchase plan                                        --               --          7,085             71          54,129
   Issuance of common stock for
     technology license                                   --               --         27,777            278         249,715
   Deferred compensation                                  --               --             --             --         946,640
   Amortization of deferred compensation                  --               --             --             --              --
   Unrealized gain(loss) on investments                   --               --             --             --              --
   Net loss                                               --               --             --             --              --
                                                ------------     ------------     ----------      ---------   -------------
Balance at December 31, 1997                              --        $      --     13,407,038      $ 134,071    $ 62,531,513

                                               NOTES
                                             RECEIVABLE
                                                FROM       DEFERRED     UNREALIZED     ACCUMULATED                COMPREHENSIVE
                                            STOCKHOLDERS COMPENSATION   GAIN (LOSS)      DEFICIT          TOTAL       INCOME
                                            ------------ ------------  ------------    -----------   ------------  -------------
Balance at December 31, 1995                   (29,625)           --           --      (6,181,333)     4,707,449
   Issuance of Series B convertible
     preferred stock for cash                       --            --           --              --      5,078,640
   Issuance of Series B convertible
     preferred stock for assets                     --            --           --              --        184,000
   Issuance of Series C convertible
     preferred stock for cash                       --            --           --              --      9,968,619
   Exercise of stock options                   (63,750)           --           --              --         14,120
   Deferred compensation                            --    (2,508,811)          --              --             --
   Amortization of deferred compensation            --       447,262           --              --        447,262
   Net loss                                         --            --           --      (7,439,139)     (7,439,139)   (7,439,139)
                                            ----------   -----------    ---------    ------------   -------------  ------------
Balance at December 31, 1996                   (93,375)  $(2,061,549)   $      --    $(13,620,472)  $  12,960,951  $ (7,439,139)
                                            ----------   -----------    ---------    ------------   -------------  ------------
                                            ----------   -----------    ---------    ------------   -------------  ------------
Exercise of stock options for cash          $       --   $        --    $      --    $         --   $     63,404
   Issuance of common stock for services            --            --           --              --         20,010
   Payments on notes receivable
     from stockholders                          15,000            --           --              --         15,000
   Issuance of common stock in conjunction
     with the initial public offering at
     $9.00 per share                                --            --           --              --     32,594,990
   Conversion of convertible preferred
     stock in conjunction with the
     initial public offering                        --            --           --              --             --
   Issuance of stock under employee stock
     purchase plan                                  --            --           --              --         54,200
   Issuance of common stock for
      technology license                            --            --           --              --        249,993
   Deferred compensation                            --      (946,640)          --              --             --
   Amortization of deferred compensation            --     1,066,115           --              --      1,066,115
   Unrealized gain(loss) on investments             --            --     (416,313)             --       (416,313)      (416,313)
   Net loss                                         --            --           --     (16,877,038)   (16,877,038)   (16,877,038)
                                            ----------   -----------    ---------    ------------   -------------  ------------
Balance at December 31, 1997                $  (78,375)  $(1,942,074)    (416,313)   $(30,497,510)  $ 29,731,312   $(17,293,351)
                                            ----------   -----------    ---------    ------------   -------------  ------------
                                            ----------   -----------    ---------    ------------   -------------  ------------

                                                            F-5

                               Vista Medical Technologies, Inc.

                                               CONVERTIBLE
                                              PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                             ----------------    --------------------    PAID-IN
                                              SHARES   AMOUNT      SHARES      AMOUNT    CAPITAL
                                             -------   ------    ---------    -------  ------------
 Exercise of stock options for cash              --       --      119,627      1,196       60,626
   Issuance of stock under employee
     stock purchase plan                          --       --       45,436        454      202,870
   Issuance of warrant in connection
     with credit facility                         --       --           --         --      134,833
   Deferred compensation                          --       --           --         --      (73,641)
   Amortization of deferred compensation          --       --           --         --           --
   Adjustments to unrealized gain(loss)
     on investments resulting from
     realization of loss on investment            --       --           --         --           --
   Net loss                                       --       --           --         --           --
                                             -------  -------   ----------   --------  ------------
Balance at December 31, 1998                      --     $ --   13,572,101   $135,721  $62,856,201
                                             -------  -------   ----------   --------  -----------
                                             -------  -------   ----------   --------  -----------

                                               NOTES
                                             RECEIVABLE
                                                FROM         DEFERRED      UNREALIZED    ACCUMULATED                 COMPREHENSIVE
                                            STOCKHOLDERS   COMPENSATION    GAIN (LOSS)      DEFICIT         TOTAL       INCOME
                                            ------------  -------------  -------------  ------------  -------------  -------------
Exercise of stock options for cash            $     --    $        --    $         --   $         --   $    61,822
  Issuance of stock under employee
    stock purchase plan                             --             --              --             --       203,324
  Issuance of warrant in connection
    with credit facility                            --             --              --             --       134,833
  Deferred compensation                             --        213,058              --             --       139,417
  Amortization of deferred compensation             --        698,596              --             --       698,596
  Adjustments to unrealized gain(loss)on
    investments resulting from realization
    of loss on investment                           --             --         417,524             --        417,524       417,524
  Net loss                                          --             --               -    (16,720,338)   (16,720,338)  (16,720,338)
                                             ---------    -----------    ------------   ------------   ------------  -------------
Balance at December 31, 1998                  $(78,375)   $(1,030,420)   $      1,211   $(47,217,848)  $ 14,666,490  $(16,302,814)
                                             ---------    -----------    ------------   ------------   ------------  -------------
                                             ---------    -----------    ------------   ------------   ------------  -------------

SEE ACCOMPANYING NOTES.

                          Vista Medical Technologies, Inc.

                       Consolidated Statements of Cash Flows

                                                                           YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                     1996                 1997                1998
                                                             -------------       --------------        ------------
OPERATING ACTIVITIES
Net loss                                                     $ (7,439,139)        $(16,877,038)        $(16,720,338)
Adjustments to reconcile net loss to net cash used
   for operating activities:
     Depreciation and amortization                                351,256            1,260,707            2,380,772
     Amortization of premium on short-term investments                 --              129,631              128,346
     Stock issued for services rendered                                --               20,010                   --
     Non-cash restructuring charges                                                                         139,417
     Amortization of deferred compensation                        447,262            1,066,115              698,596
     Amortization of deferred interest expense
       related to stock warrants                                       --                   --               26,964
     Write-down for impairment on available for sale
       securities                                                      --                   --              662,090
     Common stock received/issued in exchange for
       license agreement                                         (693,000)             249,993                   --
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
         Accounts receivable                                     (126,752)               4,503             (230,617)
         Inventories                                             (405,706)          (2,132,142)          (1,009,371)
         Other current assets                                     (64,105)            (125,464)             104,421
         Accounts payable                                         171,714              609,471             (664,669)
         Accrued compensation                                      79,133              290,200             (215,936)
         Accrued liabilities                                      488,591                9,868              523,680
                                                            -------------         ------------         ------------
Net cash flows used for operating activities                   (6,937,242)         (15,494,146)         (14,176,645)

INVESTING ACTIVITIES
Purchases of short-term investments                                    --          (23,689,018)          (2,291,745)
Maturities of short-term investments                                   --            7,080,000           17,770,944
Increase in patent and other assets                               (17,895)                  --             (250,000)
Purchase of property and equipment                             (1,220,888)          (3,415,457)          (1,020,397)
                                                            -------------         ------------         ------------
Net cash flows (used for) provided by                          (1,238,783)         (20,024,475)          14,208,802
   investing activities

FINANCING ACTIVITIES
Payments on shareholder notes receivable                               --               15,000                   --
Issuance of common stock, net                                      14,120           32,712,594              265,145
Issuance of convertible preferred stock, net                   15,047,259                   --                   --
                                                            -------------         ------------         ------------
Net cash flows provided by financing activities                15,061,379           32,727,594              265,145
Net increase (decrease) in cash and cash equivalents            6,885,354           (2,791,027)             297,302
Cash and cash equivalents at beginning of year                  3,234,175           10,119,529            7,328,502
                                                            -------------         ------------         ------------
Cash and cash equivalents at end of year                     $ 10,119,529         $  7,328,502         $  7,625,804
                                                            -------------         ------------         ------------
                                                            -------------         ------------         ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                       $        183         $         --         $        776
                                                            -------------         ------------         ------------
                                                            -------------         ------------         ------------
Exercise of stock options for stockholder notes
  receivable                                                 $     63,750         $         --         $         --
                                                            -------------         ------------         ------------
                                                            -------------         ------------         ------------
Issuance of convertible preferred stock in
   conjunction with acquisitions                             $    184,000         $         --         $         --
                                                            -------------         ------------         ------------
                                                            -------------         ------------         ------------

SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Vista Medical Technologies, Inc. ("the Company") was founded in July 1993 and develops, manufactures and markets proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine and other selected microsurgical procedures. Vista Medical's visualization and information systems bring together head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace and Electronics Corporation and three-dimensional imaging capability from its acquisition of Oktas, Inc.

LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes that its current cash, cash equivalents and short-term investments of $8.8 million as of December 31, 1998, together with anticipated product revenues and interest income, will be sufficient to meet its anticipated capital requirements through August, 1999. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and commercialization of new products, and Management estimates $4,000,000 in additional financing will be required to fund operations through December 31, 1999. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as additional collaborative agreements and public or private equity or debt financings, and is actively pursuing all of these approaches. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to the Company. Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company's technology or products.

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

                        Vista Medical Technologies, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has adopted Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1998, the cost of cash equivalents and short-term investments compared to estimated fair value resulted in unrealized gains of $1,211.

As of December 31, 1997 and 1998, the Company's cash, cash equivalents and short-term investments were classified as available-for-sale and consisted of:

                                      1997               1998
                              ------------      -------------
Cash                           $   573,223        $   159,469
Money market funds               3,789,419          7,499,558
Corporate bonds                 16,588,437          1,018,577
Commercial paper                 2,996,768                 --
Certificates of deposit            165,000            125,000
                              ------------      -------------
                               $24,112,847        $ 8,802,604
                              ------------      -------------
                              ------------      -------------

All of the Company's debt securities mature in 1999.

CONCENTRATION OF CREDIT RISK

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company's principal customers consist of original equipment manufacturers and distribution partners. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations. As of December 31, 1998, one customer comprised $360,527 or 48% of the outstanding trade receivables.

INVENTORIES

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally three to five years. Marketing demonstration equipment is amortized over a one-year useful life.

                        Vista Medical Technologies, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTRUCTURING EXPENSES

The Company recorded charges associated with restructuring expenses of $940,000 during 1998. The restructuring expenses related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the U.S. for the Company's Series 8000 System for minimally invasive cardiac surgery to Medtronic, Inc., and in connection with a general Company restructuring and work force reduction. The write down of assets was related to a strategic decision to discontinue distribution of a line of cardiac instruments and sutures earlier than previously planned. The Company has made payments totalling approximately $255,000 during 1998, and has a remaining liability of approximately $49,000 at December 31, 1998.

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

NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

As of January 1, 1998, the Company adopted SFAS 131, SEGMENT INFORMATION. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and the adoption of this standard did not have a material impact on the Company's financial statements as reported.

                        Vista Medical Technologies, Inc.

2. BALANCE SHEET COMPONENTS

Inventories consists of the following:

                                                                            DECEMBER 31,
                                                              -------------------------------------
                                                                      1997                1998
                                                               -------------       -------------
Parts and materials                                              $ 2,152,878         $ 3,913,529
Work in process                                                      662,237             334,812
Finished goods                                                       704,852           1,039,997
                                                               -------------       -------------
                                                                   3,519,967           5,288,338
Less: reserves                                                      (175,000)           (934,000)
                                                               -------------       -------------
                                                                   3,344,967           4,354,338
                                                               -------------       -------------
                                                               -------------       -------------

Property and equipment consists of the following:

                                                                            DECEMBER 31,
                                                               ---------------------------------
                                                                      1997                1998
                                                               -------------       -------------
Machinery and equipment                                          $ 1,400,892         $ 1,532,121
Office computers, furniture and equipment                            839,533             982,999
Marketing demonstration equipment                                  2,199,736           3,110,576
Investment in leased assets                                          206,011                --
Leasehold improvements                                               239,067             279,940
                                                               -------------       -------------
                                                                   4,885,239           5,905,636
Less: accumulated depreciation                                    (1,557,956)         (3,849,101)
                                                               -------------       -------------
                                                                 $ 3,327,283         $ 2,056,535
                                                               -------------       -------------
                                                               -------------       -------------

Patents and other assets consists of the following:

                                                                            DECEMBER 31,
                                                               ---------------------------------
                                                                      1997                1998
                                                               -------------       -------------
Investment in common stock                                       $   271,562         $    30,910
Patents and other intangible assets                                  378,685             378,685
Prepaid royalties                                                     57,500             307,500
                                                               -------------       -------------
                                                                     707,747             717,095
                                                                    (145,874)           (235,501)
                                                               -------------       -------------
                                                               -------------       -------------

3.  MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1996 Pilling Weck, Amco, Inc. and Linvatec Corporation accounted for 30%, 27% and 25% of revenues, respectively; during 1997, Linvatec Corporation, Medtronic, Inc. and Aesculap AG accounted for 25%, 19% and 10% of revenues, respectively; during 1998, Sofamor Danek Group, Inc., Medtronic, Inc. and Aesculap AG accounted for 34%, 25% and 13% of revenues, respectively.

                       Vista Medical Technologies, Inc.

4.  COMMITMENTS

The Company leases its corporate facilities and certain equipment under operating leases that expire on various dates through 2002. Annual future minimum lease payments as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1999                               440,000
2000                               406,000
2001                               287,000
2002                               126,000
                            --------------
                                $1,259,000
                            --------------
                            --------------

Rent expense was approximately $183,000, $342,000 and $501,646 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

The fair value of the common stock declined to $30,910 at December 31, 1998. In accordance with SFAS 115, management of the Company has determined, based on its judgment of available facts, that this is a permanent decline in the fair value of this investment and, accordingly, recognized a loss of $662,090 to write-down the asset to fair value.

6.  LINE OF CREDIT

In October 1997, the Company signed a loan and security agreement with a bank, subject to maximum advances of $10 million, at an annual interest rate of 1.5% above the bank's prime rate (the prime rate was 8.5% at December 31, 1997). The line of credit expired in October 1998, and there were no amounts outstanding under the line of credit at the time of expiration. In conjunction with the line of credit agreement, the Company issued a warrant expiring in October 2002, to purchase 27,184 shares of common stock at $12.875 per share. The value of the warrant of approximately $135,000 will be charged to interest expense over the life of the warrant.

7. STOCKHOLDERS' EQUITY

1995 STOCK OPTION PLAN

The Company reserved 2,015,610 shares of common stock under the 1995 Stock Option Plan ("the 1995 Plan") for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. Options granted by the Company

                        Vista Medical Technologies, Inc.

7.       STOCKHOLDERS' EQUITY (CONTINUED)

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

The Company recorded $153,000 of deferred compensation for options granted during the year ended December 31, 1998, representing the fair value of stock options granted to Company consultants and advisors in 1998. These options vest over four years and the Company is recognizing this compensation expense over the vesting period.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the "1997 Plan") and reserved 2,820,000 shares for issuance thereunder. The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.

At December 31, 1998, 1,090,844 options were available for future grant.

The following tables summarizes stock option activity under the Plan:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                             NUMBER OF         PRICE PER           PRICE PER
                                               SHARES             SHARE              SHARE
                                          ------------      ----------------     -------------
          Balance at December 31, 1995         507,197                  $.20         $    .20
          Granted                            1,173,888          $.20 -  $.80         $    .33
          Exercised                           (389,349)                 $.20         $    .20
          Canceled                             (45,935)                 $.20         $    .20
                                          ------------      ----------------     ------------
          Balance at December 31, 1996       1,245,801          $.20 -  $.80         $    .32
          Granted                              447,500          $.80 -$14.38         $   8.94
          Exercised                           (150,273)         $.20 -  $.80         $    .42
          Canceled                             (25,500)                 $.60         $    .60
                                          ------------      ----------------     ------------
          Balance at December 31, 1997       1,517,528         $.20  -$14.38         $   2.85
          Granted                              356,000         $2.25 -$11.38         $   3.32
          Exercised                           (119,627)         $.20 -$ 4.00         $    .52
          Canceled                            (219,020)         $.20 -$14.38         $   4.59
                                          ------------      ----------------     ------------
          Balance at December 31, 1998       1,534,881          $.20 -$14.38         $   2.80
                                          ------------      ----------------     ------------
                                          ------------      ----------------     ------------

                          Vista Medical Technologies, Inc.

                                       OUTSTANDING STOCK                      EXERCISABLE STOCK
                                           OPTIONS                                OPTIONS
                        ----------------------------------------------   -----------------------------
                                      WEIGHTED- AVERAGE      WEIGHTED-                 WEIGHTED-
                                          REMAINING          AVERAGE                   AVERAGE
    RANGE OF                             CONTRACTUAL         EXERCISE                   EXERCISE
 EXERCISE PRICE          SHARES         LIFE (MONTHS)         PRICE       SHARES        PRICE
------------------------------------------------------------------------------------------------------
$  .20 - $  .80         885,763              87              $  .29       498,929      $    .29
$ 2.25 - $ 2.44         259,563             118              $ 2.36        11,826      $   2.44
$ 4.00 - $ 5.06         104,888             106              $ 4.55        10,346      $   4.66
$ 9.88                  151,667             104              $ 9.88        64,903      $   9.88
$11.31 -  14.38         133,000             107              $12.02        33,979      $  11.61

The weighted average fair value of stock options granted during 1997 and 1998 was $4.66 and $1.60, respectively. The weighted average remaining life of the options at December 31, 1997 and 1998 was 102 and 93 months, respectively.

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

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method for option pricing for options granted prior to the initial public offering and the "Black-Scholes" method for option pricing for options granted subsequent to the initial public offering with the following weighted-average assumptions: risk-free interest rate range of 5.5% to 6.0%; dividend yield of 0%; volatility of 55% and a weighted average expected life of the option of 2 to 5 years.

                                                     YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------
                                               1996              1997              1998
                                         -------------      -----------      ------------
Adjusted pro forma net loss                 $7,451,220      $17,047,180       $17,083,126
                                         -------------      -----------       -----------
                                         -------------      -----------       -----------
Adjusted pro forma net loss per share       $   (37.07)     $     (2.53)      $     (1.28)
                                         -------------      -----------       -----------
                                         -------------      -----------       -----------

                        Vista Medical Technologies, Inc.

8.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         1996               1997            1998
                                                    -------------------------------------------------
Numerator:
   Net loss                                          $(7,439,139)      $(16,877,038)    $(16,720,338)
Denominator:
   Weighted-average common shares                        201,000          6,731,000       13,312,000
                                                    ------------       ------------     ------------
   Denominator for basic and diluted loss per share      201,000          6,731,000       13,312,000
                                                    ------------       ------------     ------------
                                                    ------------       ------------     ------------
   Basic and diluted loss per share                  $   (37.01)       $     (2.51)      $     (1.26)
                                                    ------------       ------------     ------------
                                                    ------------       ------------     ------------

All other potential common shares have been excluded from the diluted EPS computation as they are antidilutive. The Company has not issued any common shares or potential common shares that are considered nominal issuances under the requirements of Staff Accounting Bulletin No. 98. The Company believes that the preferred stock, which is excluded from the FAS 128 basic and diluted computation as an antidilutive security, is an important component of the capital structure in 1996 and 1997. Including the preferred stock as weighted average shares outstanding would result in the following pro forma net loss per share: $(1.06) in 1996, and $(1.52) in 1997.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1997 and 1998 are shown below. A valuation allowance of $18,620,000 at December 31, 1998 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                                      DECEMBER 31,
                                                          -----------------------------------
                                                                 1997                  1998
                                                          ------------           --------------
Deferred tax assets:
   Net operating loss carryforwards                         8,840,000              14,990,000
   Research and development credits                           600,000               2,000,000
   Capitalized research and development                       480,000                 640,000
   Depreciation                                               280,000                 310,000
   Other, net                                                 470,000                 680,000
                                                         ------------            ------------
Total deferred tax assets                                  10,670,000              18,620,000
Valuation allowance for deferred tax assets               (10,670,000)            (18,620,000)
                                                         ------------            ------------
Net deferred tax assets                                             -                       -
                                                         ------------            ------------
Net deferred taxes                                       $          -            $          -
                                                         ------------            ------------
                                                         ------------            ------------

As the Company was part of a consolidated group prior to the change in ownership in July 1995, all tax loss and tax credit carryforwards up to the date of change in ownership have been reported by the previous consolidated group. All tax loss and tax credit carryforwards reflected in the accompanying financial statements reflect activity only for the period beginning July 1995 and ending December 31, 1998.

                        Vista Medical Technologies, Inc.

9. INCOME TAXES (CONTINUED)

At December 31, 1998, the Company has federal and state tax net loss carryforwards of approximately $37,100,000 and $31,200,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also has federal and state research tax credit carryforwards of approximately $1,400,000 and $780,000, respectively, which will expire in 2010 unless previously utilized.

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

10. TRANSACTIONS WITH RELATED PARTIES

The Company has a technology strategic alliance and a manufacturing supply agreement with a Kaiser Aerospace subsidiary, a significant shareholder of the Company, for the development and manufacturing of certain of the Company's proprietary products. Under the terms of the agreements, which were amended in December 1997, and which expire in December 2002, Kaiser Aerospace will provide development and consulting services and a minimum of 75% of certain of the Company's product requirements provided certain competitive criteria are met. Payments made to Kaiser under these arrangements totaled approximately $1,205,000, $2,878,000 and $3,020,000 for the years ending December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, the Company has the option to purchase $837,000 in product from Kaiser under these agreements.

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

In June 1998, Vista Medical and Medtronic amended their sales agreement to appoint Medtronic as the Company's exclusive distributor for current and future visualization and information systems for cardiothoracic surgery in the United State, Europe, Japan and several other significant geographical regions.

                        Vista Medical Technologies, Inc.

11. COLLABORATIVE AGREEMENTS

SOFAMOR DANEK

In January 1998, the Company concluded a definitive agreement with Sofamor Danek Group, Inc. which will provide world wide distribution of Vista's second major product line, the StereoSite visualization and information system for head, neck and spine microsurgery. The five year renewable alliance also calls for collaboration on integration of Vista and Sofamor Danek technology on future products. The agreement calls for guaranteed minimum purchases by Sofamor Danek in 1998 and 1999 if certain conditions are fulfilled. The term of the distributorship expires on December 31, 2002, provided, however, that the term will be automatically extended for successive two-year periods if certain performance criteria are met. In connection with the agreement, the Company recognized revenue on payment from Sofamor Danek for exclusive distribution rights and deferred revenue on payments related to advance, non-refundable royalties. The Company will also receive royalties on future sales.

In January 1999, Medtronic, the Company's strategic partner in the cardiothoracic surgery market acquired Sofamor Danek, the Company's strategic partner in the head, neck and spine market. The Company is currently assessing the impact, if any, this acquisition may have on the marketing and distribution of the Company's products into these respective markets.

                                                                     SCHEDULE II

                          VISTA MEDICAL TECHNOLOGIES, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

            Reserve for                  Balance at      Charged to                         Balance
            Obsolete and               Beginning of       Costs and                          at End
         Unusable Inventory                  Period        Expenses      Deductions       of Period
----------------------------          -------------      ----------     -----------      ----------
Year ended December 31, 1996               $      0      $        0       $       0        $      0
Year ended December 31, 1997                      0         175,000               0         175,000
Year ended December 31, 1998                175,000       1,033,538        (274,538)        934,000