Form 10-Q
period 1999-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1999-05-14
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                            (1)   YES [X]   NO [  ]
                            (2)   YES [X]   NO [  ]

As of May 12, 1999 there were 13,694,434 shares of $.01 par value common stock outstanding.

                        VISTA MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets ..................................3
          Consolidated Statements of Operations.........................4
          Consolidated Statements of Cash Flows ........................5
          Notes to Consolidated Financial Statements ...................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations .............7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................26

SIGNATURES.............................................................27

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        Vista Medical Technologies, Inc.
                           Consolidated Balance Sheets



                                                                       MARCH 31, 1999       DECEMBER 31, 1998
                                                                       --------------       -----------------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.....................................      $  5,495,519           $  7,625,804
    Short-term investments & securities available for sale........           516,564              1,176,800
    Accounts receivable...........................................           997,942                752,233
    Inventories...................................................         4,695,263              4,354,338
    Other current assets..........................................           148,205                157,443
                                                                        ------------           ------------
Total current assets..............................................        11,853,493             14,066,618
Property and equipment, net.......................................         1,917,153              2,056,535
Patents and other assets..........................................           410,875                481,594
                                                                        ------------           ------------
TOTAL ASSETS......................................................      $ 14,181,521           $ 16,604,747
                                                                        ------------           ------------
                                                                        ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................      $    684,649           $    552,441
    Accrued compensation..........................................           344,511                300,807
    Accrued liabilities...........................................           966,301              1,085,009
                                                                        ------------           ------------
Total current liabilities.........................................         1,995,461              1,938,257

Commitments
Stockholders' equity:
    Convertible preferred stock, $.01 par value:
        Authorized shares - 5,000,000
        Issued and outstanding shares - no shares outstanding
            on December 31, 1998 or March 31, 1999................                --                     --
    Common stock, $.01 par value:
        Authorized shares - 35,000,000
        Issued and outstanding shares - 13,572,101 on
            December 31, 1998 and 13,694,434 on March 31, 1999....           136,944                135,721
        Additional paid-in capital................................        62,919,318             62,856,201
        Notes receivable from stockholders........................           (78,375)               (78,375)
        Deferred compensation.....................................          (904,081)            (1,030,420)
        Unrealized gain/(loss) on investments.....................              (567)                 1,211
        Accumulated deficit.......................................       (49,887,179)           (47,217,848)
                                                                        ------------           ------------
Total stockholders' equity........................................        12,186,060             14,666,490
                                                                        ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................      $ 14,181,521           $ 16,604,747
                                                                        ------------           ------------
                                                                        ------------           ------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                       1999                   1998
                                                                                   ------------           ------------
Sales..................................................................             $   862,042          $   2,433,082
Cost and expenses:
    Cost of sales......................................................               1,066,344              1,789,608
    Research and development...........................................                 976,909              1,555,698
    Sales and marketing................................................               1,036,742              1,878,921
    General and administrative.........................................                 594,658              1,704,254
                                                                                   ------------           ------------
Total cost and expenses................................................               3,674,653              6,928,481
                                                                                   ------------           ------------
Loss from operations...................................................              (2,812,611)            (4,495,399)
Interest income........................................................                  92,655                328,193
Other gains/(losses)...................................................                  50,625                      0
                                                                                   ------------           ------------
Net loss...............................................................            $ (2,669,331)          $ (4,167,206)
                                                                                   ------------           ------------
                                                                                   ------------           ------------
Basic and diluted loss per share.......................................            $      (0.20)          $      (0.31)
                                                                                   ------------           ------------
                                                                                   ------------           ------------
Shares used in computing basic and
    diluted loss per share.............................................              13,485,430             13,248,379


                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 1999              1998
                                                                             ------------     ------------
OPERATING ACTIVITIES
Net loss ................................................................    $ (2,669,331)    $ (4,167,206)
Adjustments to reconcile net loss to net cash used for
    operating activities:
        Depreciation and amortization ...................................         259,540          631,896
        Amortization of premium on short term investments ...............            (301)          59,618
        Amortization of deferred compensation ...........................         126,339          194,290
        Changes in operating assets and liabilities, net of effect of acquisitions:
                Accounts receivable .....................................        (245,710)      (1,256,733)
                Inventories .............................................        (340,925)        (640,950)
                Other current assets ....................................          70,148          159,578
                Accounts payable ........................................         132,209          585,187
                Accrued compensation ....................................          43,704         (118,541)
                Accrued liabilities .....................................        (118,708)         943,954
                                                                             ------------     ------------
Net cash flows used for operating activities ............................      (2,743,035)      (3,608,907)

INVESTING ACTIVITIES
Purchases of short-term investments .....................................        (341,241)         (80,640)
Maturities of short-term investments ....................................       1,000,000        2,450,000
Purchase of property and equipment ......................................        (110,348)        (263,585)
                                                                             ------------     ------------
Net cash flows provided by (used for) investing activities ..............         548,411        2,105,775

FINANCING ACTIVITIES
Issuance of common stock ................................................          64,339          172,913
                                                                             ------------     ------------
Net cash flows provided by financing activities .........................          64,339          172,913
Net (decrease) increase in cash and cash equivalents ....................      (2,130,285)      (1,330,219)
Cash and cash equivalents at beginning of period ........................       7,625,804        7,328,502
                                                                             ------------     ------------
Cash and cash equivalents at end of period ..............................    $  5,495,519     $  5,998,284
                                                                             ------------     ------------
                                                                             ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..................................................    $          0     $          0
                                                                             ------------     ------------
                                                                             ------------     ------------

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The Audited Financial Statements of Vista Medical Technologies, Inc. (the "Company") and the notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 1999.

2.   Inventories
                                      MARCH 31, 1999   DECEMBER 31, 1998
                                      --------------   -----------------
                                       (Unaudited)

Parts and materials ...............    $  3,047,972      $  3,913,529
Work in process ...................       1,287,926           334,812
Finished goods ....................       1,258,833         1,039,997
                                       ------------      ------------
                                          5,594,731         5,288,338
Less: reserves ....................        (899,468)         (934,000)
                                       ------------      ------------
                                       $  4,695,263      $  4,354,338
                                       ------------      ------------
                                       ------------      ------------

                                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 1998 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW OF OUR BUSINESS

     We develop, manufacture and market proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. We also market endoscopic cameras and have generated minimal revenues from the sales of these products since our formation in July 1993. We expect to continue to incur substantial losses for at least the next 12 - 15 months. As of March 31, 1999, our accumulated deficit was approximately $49,887,000. There can be no assurance that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

OUR RESULTS OF OPERATIONS

     Sales. We had revenue from product sales of $862,000 for the three-months ended March 31, 1999, compared to revenues from product sales and distribution fees of $2,433,000 for the same period in 1998. The decrease in revenues was due to a reduction in sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, our distributor for the HNS market and a reduction in sales of our Series 8000 Advanced Visualization and Information System ("Series 8000") for minimally invasive cardiac surgery during the first quarter of 1999 compared to the corresponding period of 1998. These were partially offset by initial product sales to OEC Medical for the medical imaging market during the first quarter of 1999 under a purchasing agreement signed during the quarter.

     Cost of Sales. Our cost of sales were $1,066,000 and $1,790,000 for the three- months ended March 31, 1999 and 1998, respectively, a decrease of $724,000. The decrease was primarily due to lower product sales levels during the 1999 period and no costs related to the launch of the StereoSite product in 1999 as compared to 1998.

     Research and Development Expenses. Our research and development expenses decreased to $977,000 for the three-months ended March 31, 1999, from $1,556,000 for the corresponding period in 1998. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts. We believe that a significant level of investment for product development and evaluation is necessary to maintain our technological advantage and, accordingly, anticipate that we will continue spending in research and development at or near current levels for the next several quarters.

     Sales and Marketing Expenses. Sales and marketing expenses were $1,037,000 and $1,879,000 for the three-months ended March 31, 1999 and 1998, respectively. The decrease in sales and marketing expense reflects the transition of all of sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive cardiac surgery in the United States to Medtronic following an agreement announced at the end of June 1998. We expect our sales and marketing expenses to remain at or near current levels for the next several quarters.

     General and Administrative Expenses. Our general and administrative expenses decreased to $595,000 for the three-months ended March 31, 1999, from $1,704,000 for the corresponding period in 1998. This decrease was primarily due to a reduction in staffing and related expenses following a restructuring at the end of the second quarter of 1998, a reduction in deferred compensation expense and lower professional, legal and consulting service fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

     Interest Income. Our net interest income was $93,000 for the three-month period ended March 31, 1999 compared to $328,000 for the corresponding period in 1998. This decrease was due primarily to decreasing average investment balances of our excess cash.

     Other Gains. We had other gains of $51,000 for the three-month period ended March 31, 1999 and had no such gains for the corresponding period in 1998. The gains for the 1999 period relate to sale of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

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

     Net cash used in operating activities for the three-months ended March 31, 1999 was $2,743,000 compared to net cash used of $3,609,000 for the corresponding three-month period in 1998. The decrease in net cash used in operating activities was primarily attributable to decreasing net losses and lower accounts receivable balances and inventory purchases during the 1999 period partially offset by lower non-cash expense for depreciation and amortization and no customer advance payments in 1999 compared to 1998.

     Net cash provided by investing activities was $548,000 for the three-months ended March 31, 1999 compared to $2,106,000 of net cash provided in the same period in 1998. The decrease in net cash provided by investing activities in 1999 was primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment.

     Net cash provided by financing activities was $64,000 for the three months ended March 31, 1999 compared to $173,000 for the same period in 1998. The decrease in net cash provided by financing activities during the 1999 period was primarily attributable to a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

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

     Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant, we have already converted some of our non compliant business systems to be fully compliant such as telephone systems, and are in process of converting our business enterprise software at this time. During the first quarter of 1999 we installed a year 2000 compliant version of our business enterprise software and completed the majority of the testing required of the system. There were no significant problems encountered during this testing and we anticipate we will be fully converted and operating on this system by the end of the second quarter of 1999.

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

     We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. An additional $25,000 was expended in the first quarter of 1999. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

RISKS AND UNCERTAINTIES

     You should consider the following factors carefully in evaluating an investment in Vista Medical in addition to the other information in this report. You are cautioned that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this section and elsewhere in this annual report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

     WE ARE A DEVELOPMENT STAGE COMPANY AND MAY HAVE SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

     Since our formation in July 1993, we have been engaged in the development of visualization and information systems that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures. In addition we have been engaged in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of March 31, 1999, we had incurred cumulative net losses of $49.9 million since our formation. We expect to incur substantial losses for at least the next 12-15 months. There can be no assurance that we will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on our business, financial condition and results of operations.

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

     THERE IS SIGNIFICANT UNCERTAINTY REGARDING OUR PATENTS AND PROTECTION OF OUR PROPRIETARY TECHNOLOGY

     We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of March 31, 1999, we had exclusive ownership rights to 15 issued United States patents, 12 pending United States patent applications and 28 pending foreign applications covering various aspects of our devices and systems. Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 10 pending foreign applications covering various aspects of our devices and systems. In 1998 we additionally obtained from Carl Zeiss Inc. non-exclusive rights to three issued United States patents and four pending foreign applications. We intend to file additional patent applications in the future. The failure of such patents to issue could damage our ability to protect our proprietary information.

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

     Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant, we have already converted some of our non compliant business systems to be fully compliant such as telephone systems, and are in process of converting our business enterprise software at this time. During the first quarter of 1999 we installed a year 2000 compliant version of our business enterprise software and completed the majority of the testing required of the system. There were no significant problems encountered during this testing and we anticipate we will be fully converted and operating on this system by the end of the second quarter of 1999.

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

     We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. An additional $25,000 was expended in the first quarter of 1999. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

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

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          A)  Exhibits

              11.1   Statement Regarding Computation of Per Share Earnings

              27.1   Financial Data Schedule

          B)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VISTA MEDICAL TECHNOLOGIES, INC.


Date:    MAY 14, 1999                  /s/ JOHN R. LYON
         -----------------------       --------------------------------------
                                       John R. Lyon
                                       President, Chief Executive Officer and
                                       Director

Date:    MAY 14, 1999                  /s/ ROBERT J. DE VAERE
         -----------------------       ---------------------------------------
                                       Robert J. De Vaere
                                       Vice President of
                                       Finance & Administration
                                       & Chief Financial Officer
                                       (Principal financial and
                                        accounting officer)