Form 10-Q
period 1999-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1999-08-13
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO __________.

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

                        (1)      YES [X]        NO [   ]
                        (2)      YES [X]        NO [   ]

As of August 12, 1999 there were 13,695,684 shares of $.01 par value common stock outstanding.

                        VISTA MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                 TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets .............................................3
          Consolidated Statements of Operations....................................4
          Consolidated Statements of Cash Flows ...................................5
          Notes to Consolidated Financial Statements ..............................6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations ....................7

PART II.  OTHER INFORMATION

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............27

Item 4.   Submission of Matters to a Vote of Security Holders .....................27

Item 5.   Other Information .......................................................28

Item 6.   Exhibits and Reports on Form 8-K.........................................28

SIGNATURES.........................................................................29

                                       2

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        Vista Medical Technologies, Inc.
                          Consolidated Balance Sheets

                                                                      JUNE 30, 1999     DECEMBER 31, 1998
                                                                      -------------     -----------------
                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..................................        $ 3,777,521          $ 7,625,804
    Short-term investments & securities available for sale.....            439,372            1,176,800
    Accounts receivable........................................            953,053              752,233
    Inventories................................................          4,060,216            4,354,338
    Other current assets.......................................             89,975              157,443
                                                                       -----------          -----------
Total current assets...........................................          9,320,137           14,066,618
Property and equipment, net....................................          1,709,119            2,056,535
Patents and other assets.......................................            370,830              481,594
                                                                       -----------          -----------
TOTAL ASSETS...................................................        $11,400,086          $16,604,747
                                                                       -----------          -----------
                                                                       -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...........................................        $ 1,054,410           $  552,441
    Accrued compensation.......................................            425,726              300,807
    Accrued liabilities........................................            896,124            1,085,009
                                                                       -----------          -----------
Total current liabilities                                                2,376,260            1,938,257

Commitments
Stockholders' equity:
    Convertible preferred stock, $.01 par value:
        Authorized shares - 5,000,000
        Issued and outstanding shares - no shares outstanding
           on December 31, 1998 or June 30, 1999...............                --                   --
    Common stock, $.01 par value:
        Authorized shares - 35,000,000
        Issued and outstanding shares - 13,572,101 on
            December 31, 1998 and 13,694,434 on June 30, 1999..            136,944              135,721
        Additional paid-in capital.............................         62,919,318           62,856,201
        Notes receivable from stockholders.....................            (78,375)             (78,375)
        Deferred compensation..................................           (777,742)          (1,030,420)
        Unrealized gain/(loss) on investments..................                  0                1,211
        Accumulated deficit....................................        (53,176,319)         (47,217,848)
                                                                       -----------          -----------
Total stockholders' equity ....................................          9,023,826           14,666,490
                                                                       -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY.....................................................        $11,400,086          $16,604,747
                                                                       -----------          -----------
                                                                       -----------          -----------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                See accompanying notes

                         VISTA MEDICAL TECHNOLOGIES, INC.
                       Consolidated Statements of Operations
                                  (Unaudited)

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------    -----------------------------
                                                           1999             1998             1999            1998
                                                     ------------       ------------    ------------      -----------
Sales.......................................         $ 1,328,623        $ 1,881,159     $ 2,190,664       $ 4,314,241
Cost and expenses:
    Cost of sales ..........................           2,166,525          1,818,427       3,232,868         3,608,035
    Research and development................           1,020,092          1,631,628       1,997,003         3,187,325
    Sales and marketing.....................             855,990          1,566,863       1,892,731         3,445,784
    General and administrative..............             640,317          1,155,378       1,234,975         2,859,633
    Restructuring expense  .................                  --            939,919              --           939,919
                                                     ------------       ------------    ------------      ------------
Total cost and expenses.....................           4,682,924          7,112,215       8,357,577        14,040,696
                                                     ------------       ------------    ------------      ------------
Loss from operations........................          (3,354,301)        (5,231,056)     (6,166,913)       (9,726,455)

Interest income.............................              65,162            254,854         157,818           583,047

Other gains/(losses)........................                  --           (638,000)         50,625          (638,000)
                                                     ------------       ------------    ------------      ------------
Net loss ...................................         $(3,289,139)       $(5,614,202)    $(5,958,470)      $(9,781,408)
                                                     ------------       ------------    ------------      ------------
                                                     ------------       ------------    ------------      ------------
Basic and diluted loss per share............         $     (0.24)       $     (0.42)    $     (0.44)      $     (0.74)
                                                     ------------       ------------    ------------      ------------
                                                     ------------       ------------    ------------      ------------
Shares used in computing basic and
    diluted loss per share .................          13,605,782         13,289,121      13,537,059        13,265,196


                             See accompanying notes

                         VISTA MEDICAL TECHNOLOGIES, INC.
                       Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------------
                                                                                       1999                1998
                                                                                 -------------        -------------
OPERATING ACTIVITIES
Net loss ..................................................................      $ (5,958,470)        $ (9,781,408)
Adjustments to reconcile net loss to net cash used for
    operating activities:
        Depreciation and amortization......................................           516,613            1,031,569
        Amortization of premium on short term investments..................              (301)              97,124
        Amortization of deferred compensation..............................           252,678              517,481
        Loss on disposal of fixed assets...................................                --              290,410
        Write down for impairment on available for sale securities.........                --              638,000
        Changes in operating assets and liabilities, net of effect of acquisitions:
                Accounts receivable .......................................          (200,820)            (746,329)
                Inventories.......  .......................................           294,122           (1,357,168)
                Other current assets.......................................           158,378              325,275
                Accounts payable...........................................           501,969               91,429
                Accrued compensation.......................................           124,919              227,996
                Accrued liabilities .......................................          (188,885)             339,578
                                                                                 -------------        -------------

Net cash flows used for operating activities...............................        (4,499,797)          (8,326,043)

INVESTING ACTIVITIES
Purchases of short-term investments .......................................          (263,482)            (724,366)
Maturities of short-term investments.......................................         1,000,000            8,950,000
Purchase of property and equipment  .......................................          (149,343)            (487,445)
                                                                                 -------------        -------------
Net cash flows provided by (used for) investing activities.................           587,175            7,738,189

FINANCING ACTIVITIES
Issuance of common stock...................................................            64,339              184,694
                                                                                 -------------        -------------
Net cash flows provided by (used in) financing activities..................            64,339              184,694
Net (decrease) increase in cash and cash equivalents ......................        (3,848,283)            (403,160)
Cash and cash equivalents at beginning of period...........................         7,625,804            7,328,502
                                                                                 -------------        -------------
Cash and cash equivalents at end of period.................................       $ 3,777,521         $  6,925,342
                                                                                 -------------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.....................................................       $         0         $          0
                                                                                 -------------        -------------
                                                                                 -------------        -------------

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

2.   Inventories

                                                 JUNE 30, 1999     DECEMBER 31, 1998
                                                ----------------   ----------------
                                                 (Unaudited)
         Parts and materials................     $ 3,219,664          $ 3,913,529
         Work in process....................       1,157,870              334,812
         Finished goods.....................       1,357,021            1,039,997
                                                 ------------         ------------
                                                   5,734,555            5,288,338
         Less: reserves                           (1,674,341)            (934,000)
                                                 ------------         ------------
                                                 $ 4,060,216          $ 4,354,338
                                                 ------------         ------------
                                                 ------------         ------------

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

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in cardiothoracic, head, neck and spine ("HNS") and other selected microsurgical procedures. We also market endoscopic cameras and have generated minimal revenues from the sales of these products since our formation in July 1993. We expect to continue to incur substantial losses for at least the next 12 months. As of June 30, 1999, our accumulated deficit was approximately $53,176,000. There can be no assurance that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

OUR RESULTS OF OPERATIONS

         Sales. We had revenue from product sales of $1,329,000 and $2,191,000 for the three-and six- months ended June 30, 1999, respectively, compared to revenues from product sales and distribution fees of $1,881,000 and $4,314,000 for the same periods in 1998. The decrease in revenues for both the three- and six-month periods was due to a reduction in sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, our distributor for the HNS market, and a reduction in sales of our Series 8000 Advanced Visualization and Information System ("Series 8000") for minimally invasive cardiac surgery during the 1999 periods compared to the corresponding periods of 1998. These were partially offset by higher sales of OEM products including initial deliveries to a second OEM customer during the second quarter of 1999, by product deliveries to a second distributor for the HNS market during the second quarter of 1999, and by product sales to OEC Medical for the medical imaging market during the 1999 periods.

         Cost of Sales. Our cost of sales were $2,167,000 and $3,233,000 for the three- and six-months ended June 30, 1999, respectively, and $1,818,000 and $3,608,000 for the three- and six-months ended June 30, 1998, respectively. The increase for the three-month period ended June 30, 1999 was primarily due to significant inventory reserves we added during the second quarter of 1999 compared to the corresponding period of 1998, partially offset by lower product sales levels during the 1999 period as compared to 1998. The decrease for the six-month period was primarily due to lower product sales levels during the 1999 period and no costs related to the launch of the StereoSite product in 1999 as compared to 1998, partially offset by the inventory reserves added during the second quarter of 1999.

         Research and Development Expenses. Our research and development expenses were $1,020,000 and $1,997,000 for the three- and six-months ended June 30, 1999, respectively, compared to $1,632,000 and $3,187,000 for the corresponding periods in 1998. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts. We anticipate our spending in research and development will decline over the next several quarters as we near completion of our product for the general surgery market and as a result of our need to conserve cash.

         Sales and Marketing Expenses. Our sales and marketing expenses were $856,000 and $1,893,000 for the three- and six-months ended June 30, 1999, respectively, and $1,567,000 and $3,446,000 for the three- and six-months ended June 30, 1998, respectively. The decrease in sales and marketing expenses for both the three-and six-month periods reflects the transition of all sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive cardiac surgery in the United States to Medtronic following an agreement announced at the end of June 1998. We expect our sales and marketing expenses to decline over the next several quarters as we seek to conserve cash.

         General and Administrative Expenses. Our general and administrative expenses were $640,000 and $1,235,000 for the three- and six-months ended June 30, 1999, respectively, compared to $1,155,000 and $2,860,000 for the corresponding periods in 1998. The decrease for both the three- and six-month periods was primarily due to a reduction in staffing and related expenses following a restructuring at the end of the second quarter of 1998, a reduction in deferred compensation expense and lower professional, legal and consulting service fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

         Restructuring Expenses. We had no restructuring charges in either the three- or six-month period ended June 30, 1999 and charges associated with restructuring expenses of $940,000 for both the three- and six-month periods ended June 30, 1998. The restructuring expenses in the 1998 periods related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the U.S. for our Series 8000 System for minimally invasive cardiac surgery to Medtronic, Inc., termination and severance payments to employees in connection with a general Company restructuring and work force reduction, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instruments and sutures earlier than previously planned.

         Interest Income. Our net interest income was $65,000 and $158,000 for the three- and six-month periods ended June 30, 1999, respectively, compared to $255,000 and $583,000 for the corresponding periods in 1998. This decrease for both the three- and six-month periods was due primarily to decreasing average investment balances of our excess cash.

         Other Gains. We had no other gains for the three-month period ended June 30, 1999, and other gains of $51,000 for the six-month period ended June 30, 1999 and had no such gains for the three- and six-months ended June 30, 1998. The gains for the six-month period ended June 30, 1999 relate to sale of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

LIQUIDITY AND CAPITAL RESOURCES

         We anticipate that our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through October 1999. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point, and we estimate $1,000,000 in additional financing will be required to fund operations through December 31, 1999, after recently announced staffing and expense reductions. There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

         Net cash used in operating activities for the six-months ended June 30, 1999 was $4,500,000 compared to net cash used of $8,326,000 for the corresponding six-month period in 1998. The decrease in net cash used in operating activities was primarily attributable to decreasing net losses and lower accounts receivable balances and inventory purchases during the 1999 period partially offset by lower non-cash expense for depreciation and amortization and no customer advance payments in 1999 compared to 1998.

         Net cash provided by investing activities was $587,000 for the six-months ended June 30, 1999 compared to $7,738,000 of net cash provided in the same period in 1998. The decrease in net cash provided by investing activities in 1999 was primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment.

         Net cash provided by financing activities was $64,000 for the six-months ended June 30, 1999 compared to $185,000 for the same period in 1998. The decrease in net cash provided by financing activities during the 1999 period was primarily attributable to a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

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

         Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant and during the second quarter of 1999 completed conversion, testing and implementation of all remaining non compliant mission critical business systems. During the first quarter of 1999 we installed a year 2000 compliant version of our business enterprise software and completed the majority of the testing required of the system. During the second quarter of 1999 we completed testing of the system and were fully operational on it by the end of the quarter.

         Furthermore, as a result of our assessment of other, less critical systems, we believe we have identified adequate remedies for those which have been identified as currently non-Year 2000 compliant. Specific examples of non compliant systems would include certain desktop personal computers and applications software where compliant versions are readily available from the current suppliers as well as others. We currently have no contingency plans in place. We expect to develop contingency plans during the third quarter of 1999 and have those plans in place by the end of the third quarter of 1999.

         We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. Additionally, approximately $25,000 was expended in each of the first two quarters of 1999 for a total of approximately $95,000 expended to-date. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

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

         WE ARE A DEVELOPMENT STAGE COMPANY AND MAY HAVE SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

         Since our formation in July 1993, we have been engaged in the development of visualization and information systems that enable minimally invasive microsurgery ("MIM") solutions for applications in cardiothoracic and other selected microsurgical procedures. In addition we have been engaged in manufacturing and marketing limited quantities of camera systems to customers as an OEM. As of June 30, 1999, we had incurred cumulative net losses of $53.2 million since our formation. We expect to incur substantial losses for at least the next 12 months. There can be no assurance that we will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on our business, financial condition and results of operations.

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

         We anticipate that our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through October 1999. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point, and we estimate $1,000,000 in additional financing will be required to fund operations through December 31, 1999, after recently announced staffing and expense reductions. There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

         WE ARE DEPENDENT UPON THE SUCCESSFUL COMMERCIALIZATION OF OUR CORE 3D TECHNOLOGY PLATFORM

         Products derived from our core technology, (the Series 8000 for minimally invasive cardiac surgery, StereoSite systems for head, neck and spine microsurgery and the yet to be introduced ORPC for general surgery) are expected to account for the majority of our revenues over the next several years. We are uncertain as to whether the demand for these products will be sufficient to allow us to achieve profitable operations.

         Development of certain additional components of the Series 8000 has not yet been completed, additional versions of StereoSite have yet to be finalized and the ORPC is in pre-production phase. There can be no assurance that our development efforts for these products will be successful, or that other products under development will be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.

         Evaluations of 3D endoscopic visualization technology conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the systems. Based on the clinical and laboratory procedures performed to date, there can be no assurance that visualization and information system enhancements incorporated, or to be incorporated, in the Series 8000, StereoSite and ORPC will prove suitable for use by a substantial number of surgeons. If they prove unsuitable for a large number of surgeons to use, the potential markets and applications for our products would be significantly limited. Widespread use of the Series 8000, StereoSite and ORPC will require training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect near term market acceptance. Our failure to successfully commercialize the Series 8000, StereoSite and ORPC would jeopardize our ability to achieve or sustain profitability.

         WE ARE UNCERTAIN AS TO WHETHER PHYSICIANS WILL ADOPT MINIMALLY INVASIVE MICROSURGICAL PROCEDURES

         Our near-term products are being developed in order to enable cardiothoracic, HNS and general surgeons to perform MIM surgical procedures using their existing skills coupled with training and complementary equipment being developed by other companies. Accordingly, our success is dependent upon acceptance of these procedures by the medical community as a reliable, safe and cost effective alternative to existing treatments. To date, MIM surgical procedures have only been performed on a very limited basis by a small number of highly skilled surgeons. We are unable to predict how quickly, if at all, MIM surgical procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

         Most patients with cardiovascular disease first consult with a cardiologist, who then may treat the patient with pharmaceuticals or non-surgical interventions, such as angioplasty and intravascular stents, or refer the patient to a cardiac surgeon for open-chest coronary artery bypass graft ("CABG") surgery. Cardiologists may not recommend MIM procedures until such time, if at all, as such procedures can successfully be demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may choose not to recommend MIM procedures until such time, if at all, as such procedures are proven to be as safe, effective and technically viable as conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s.

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

         WE ARE DEPENDENT ON MEDTRONIC, SOFAMOR DANEK AND OTHER DISTRIBUTION PARTNERS

         We have organized our sales and marketing efforts through our CardioThoracic Surgery and HNS Microsurgery business units. Pursuant to a sales agreement in June 1998, our Cardiothoracic product line is sold by Medtronic's sales force in most of the world's significant markets, including the United States. The products of our HNS Microsurgery division are sold worldwide via Sofamor Danek's sales force, and other distributors in international markets.

         We are primarily dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of products derived from our core 3D technology. The termination of these relationships would jeopardize our ability to achieve or sustain profitability.

         Medtronic is the world's leading medical technology company specializing in implantable and interventional therapies. Medtronic manufactures products in the United States, Europe and Asia and sells its products to hospitals and surgeons worldwide. Pursuant to a June 29, 1998 sales agreement between Medtronic and our company, we appointed Medtronic as our exclusive distributor for current and future visualization and information systems for cardiothoracic surgery in the United States, Europe, Japan and several other significant geographical regions. There can be no assurance that Medtronic will commit significant resources to market our Series 8000 System or that its marketing efforts will be effective. If they are not effective, it will jeopardize our ability to achieve or sustain profitability until they can be replaced by an equivalent distributor.

         Sofamor Danek is engaged in the worldwide development, manufacturing and distribution of systems for spinal surgery. Sofamor Danek manufactures products in the United States and Europe and sells its products to surgeons and hospitals worldwide. Pursuant to an exclusive distribution agreement between Sofamor Danek and our company, we appointed Sofamor Danek as our exclusive worldwide distributor for our current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery (the "StereoSite Systems"). This agreement was modified in April 1999 to non-exclusive status. There can be no assurance that Sofamor Danek will commit significant resources to market StereoSite Systems or that its marketing activities will be effective. If they are not effective, it will jeopardize our ability to achieve or sustain profitability.

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

         In January 1999, Sofamor Danek was acquired by Medtronic, Vista Medical's other principal strategic distribution partner. We do not anticipate that this acquisition will have any negative effects on the performance of our distribution agreement with either company.

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

         WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND HAVE LIMITED INSURANCE COVERAGE

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

         THERE IS SIGNIFICANT UNCERTAINTY REGARDING OUR PATENTS AND PROTECTION OF OUR PROPRIETARY TECHNOLOGY

         We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of June 30, 1999, we had exclusive ownership rights to 15 issued United States patents, 12 pending United States patent applications and 28 pending foreign applications covering various aspects of our devices and systems. Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 10 pending foreign applications covering various aspects of our devices and systems. In 1998 we additionally obtained from Carl Zeiss Inc. non-exclusive rights to three issued United States patents and four pending foreign applications. We intend to file additional patent applications in the future. The failure of such patents to issue could damage our ability to protect our proprietary information.

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

         Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant and during the second quarter of 1999 completed conversion, testing and implementation of all remaining non compliant mission critical business systems. During the first quarter of 1999 we installed a year 2000 compliant version of our business enterprise software and completed the majority of the testing required of the system. During the second quarter of 1999 we completed testing of the system and were fully operational on it by the end of the quarter.

         Furthermore, as a result of our assessment of other, less critical systems, we believe we have identified adequate remedies for those which have been identified as currently non-Year 2000 compliant. Specific examples of non compliant systems would include certain desktop personal computers and applications software where compliant versions are readily available from the current suppliers as well as others. We currently have no contingency plans in place. We expect to develop contingency plans during the third quarter of 1999 and have those plans in place by the end of the third quarter of 1999.

         We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. Additionally, approximately $25,000 was expended in each of the first two quarters of 1999 for a total of approximately $95,000 expended to-date. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

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

PART II.  OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                  At June 30, 1999, our investment portfolio included fixed-income securities of $4.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

                  We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

   I.     1999 Annual Meeting of Stockholders held on June 8, 1999

          a. The 1999 Annual Meeting of Stockholders of Vista Medical Technologies, Inc. (the "Annual Meeting") was held on June 8, 1999. The holders of 12,505,996 of the 13,694,239 shares of our Common Stock outstanding on April 15, 1999, the record date for the Annual Meeting (approximately 91.323%) were present at the Annual Meeting in person or by proxy.

          b. At the Annual Meeting, Nicholas B. Binkley and Larry M. Osterink were duly nominated and properly elected as Directors of our company to serve until the 2002 Annual Meeting of stockholders or until their respective successors are elected and qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                                              Against/          Broker
                                    FOR                       WITHHELD          NON-VOTES
                                    ---                       --------          ---------
         Nicholas B. Binkley        12,427,470                78,526               0
         Larry M. Osterink          12,420,970                85,026               0


         c. At the Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 1999 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                                              Broker
              FOR                AGAINST             ABSTENTIONS          NON-VOTES
         ---------------      ---------------       --------------        ---------
           12,474,870             22,790                 8,336                0


Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)      Exhibits

        10.1 Fifth Amendment to Lease Dated April 30, 1999

        11.1 Statement Regarding Computation of Per Share Earnings

        27.1 Financial Data Schedule

B)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VISTA MEDICAL TECHNOLOGIES, INC.


Date:   AUGUST 13, 1999            /S/ JOHN R. LYON
        -------------------        -------------------------
                                   John R. Lyon
                                   President, Chief Executive Officer and
                                   Director


Date:   AUGUST 13, 1999            /S/ ROBERT J. DE VAERE
        -------------------        -------------------------
                                   Robert J. De Vaere
                                   Vice President of Finance & Administration
                                   & Chief Financial Officer
                                   (Principal financial and accounting officer)