Form 10KSB/A
period 1998-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 1999-09-07
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                            VISTA MEDICAL TECHNOLOGIES, INC.

         Date:  September 7, 1999           By:  /s/ John R. Lyon
                                               ---------------------------------
                                               John R. Lyon
                                               President and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                                  DATE
    ---------                     -----                                  ----
/s/  John R. Lyon            President, Chief Executive               September 7, 1999
--------------------------    Officer and Director (Principal
    (John R. Lyon)            Executive Officer)

/s/  Robert J. De Vaere*     Vice President of Finance and            September 7, 1999
--------------------------    Administration and Chief
    (Robert J. De Vaere)      Financial Officer (Principal
                              Financial and Accounting Officer)

/s/  James C. Blair*         Chairman of the Board and Director       September 7, 1999
--------------------------
    (James C. Blair)

/s/  Olav B. Bergheim*       Director                                 September 7, 1999
--------------------------
    (Olav B. Bergheim)

/s/  Nicholas B. Binkley*    Director                                 September 7, 1999
--------------------------
    (Nicholas B. Binkley)

/s/  Daniel J. Holland*      Director                                 September 7, 1999
--------------------------
    (Daniel J. Holland)

/s/  Larry M. Osterink*      Director                                 September 7, 1999
--------------------------
    (Larry M. Osterink)

*By:  /s/     John R. Lyon         September 7, 1999
      --------------------------
            Attorney-in-fact

(c)      Exhibits

  NUMBER
  EXHIBIT               DESCRIPTION
----------              -----------
 (1)     10.1       Amended and Restated Sales Agreement between the Company and
                    Medtronic, Inc., dated June 26, 1998 (with certain
                    confidential portions omitted).

 (2)     10.2       Vista Medical Technologies, Inc., Industrial Real Estate
                    Lease between the Company and Ocean Point Tech Centre dated
                    July 7,1998.

 +*      10.3       Amendment Number One to License Agreement between the
                    Company and Imagyn Medical Technologies, Inc., dated
                    October 2, 1998.

         10.4       Employment Agreement with John Lyon dated December 28,
                    1998

         10.5       Employment Agreement with Koichiro Hori dated December 28,
                    1998

         10.6       Employment Agreement with Allen Newman dated December 28,
                    1998

         10.7       Employment Agreement with Robert De Vaere dated
                    December 28, 1998

  +      23.1       Consent of Ernst & Young LLP, Independent Auditors.

  +      24.1       Power of Attorney.

  +      27.1       Financial Data Schedule.

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

        + Previously filed.

SUPPLEMENTAL INFORMATION

         Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 1999 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.