Form 10-Q/A
period 1999-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1999-09-07
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                   VISTA MEDICAL TECHNOLOGIES, INC.


Date:   SEPTEMBER 7, 1999          /S/ JOHN R. LYON
        -------------------        -------------------------
                                   John R. Lyon
                                   President, Chief Executive Officer and
                                   Director


Date:   SEPTEMBER 7, 1999          /S/ ROBERT J. DE VAERE
        -------------------        -------------------------
                                   Robert J. De Vaere
                                   Vice President of Finance & Administration
                                   & Chief Financial Officer
                                   (Principal financial and accounting officer)

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)      Exhibits

       *10.1 Fifth Amendment to Lease Dated April 30, 1999

        10.2 Sofamor Danek letter Amendment dated April 19, 1999

       *11.1 Statement Regarding Computation of Per Share Earnings

       *27.1 Financial Data Schedule

B)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

* Previously filed.