Form 10-Q
period 1999-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 1999-11-12
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                 TO                 .
                                      ---------------    ----------------

                         COMMISSION FILE NUMBER 0-22743


                        VISTA MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               94-3184035
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

                       (1)      YES [X]        NO [ ]
                       (2)      YES [X]        NO [ ]

As of November 10, 1999 there were 13,785,062 shares of $.01 par value common stock outstanding.

                        VISTA MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets ..........................................3
        Consolidated Statements of Operations.................................4
        Consolidated Statements of Cash Flows ................................5
        Notes to Consolidated Financial Statements ...........................6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations .....................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........12

Risks and Uncertainties.......................................................13

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................27

SIGNATURES....................................................................28

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                        Vista Medical Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                    September 30, 1999     December 31, 1998
                                                                                    ------------------     -----------------
                                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ......................................................     $  2,060,297          $  7,625,804
    Short-term investments & securities available for sale .........................          293,576             1,176,800
    Accounts receivable ............................................................        1,055,251               752,233
    Inventories ....................................................................        4,251,544             4,354,338
    Other current assets ...........................................................          221,335               157,443
                                                                                         ------------          ------------
Total current assets ...............................................................        7,882,003            14,066,618
Property and equipment, net ........................................................        1,489,758             2,056,535
Patents and other assets ...........................................................          330,786               481,594
                                                                                         ------------          ------------
TOTAL ASSETS .......................................................................     $  9,702,547          $ 16,604,747
                                                                                         ------------          ------------
                                                                                         ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................................     $  1,224,558          $    552,441
    Accrued compensation ...........................................................          193,023               300,807
    Accrued liabilities ............................................................        1,497,184             1,085,009
                                                                                         ------------          ------------
Total current liabilities ..........................................................        2,914,765             1,938,257

Commitments
Stockholders' equity:
    Convertible preferred stock, $.01 par value:
        Authorized shares - 5,000,000
        Issued and outstanding shares - no shares outstanding
           on December 31, 1998 or September 30, 1999 ..............................               --                    --
    Common stock, $.01 par value:
        Authorized shares - 35,000,000
        Issued and outstanding shares - 13,572,101 on
            December 31, 1998 and 13,782,362 on September 30, 1999 .................          137,824               135,721
        Additional paid-in capital .................................................       62,942,407            62,856,201
        Notes receivable from stockholders .........................................          (78,375)              (78,375)
        Deferred compensation ......................................................         (661,571)           (1,030,420)
        Unrealized gain/(loss) on investments ......................................                0                 1,211
        Accumulated deficit ........................................................      (55,552,503)          (47,217,848)
                                                                                         ------------          ------------
Total stockholders' equity .........................................................        6,787,782            14,666,490
                                                                                         ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY .........................................................................     $  9,702,547          $ 16,604,747
                                                                                         ------------          ------------
                                                                                         ------------          ------------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                               --------------------------------        -------------------------------
                                                   1999                1998                1999               1998
                                               ------------        ------------        ------------       ------------
Sales .....................................    $  1,649,012        $  1,324,639        $  3,839,676       $  5,638,880
Cost and expenses:
    Cost of sales .........................       1,553,614           1,388,977           4,786,482          4,997,012
    Research and development ..............         748,357           1,173,766           2,745,359          4,361,091
    Sales and marketing ...................         586,633           1,242,488           2,479,365          4,688,272
    General and administrative ............         484,769           1,062,779           1,719,743          3,922,412
    Restructuring expense .................         690,269                  --             690,269            939,919
                                               ------------        ------------        ------------       ------------
Total cost and expenses ...................       4,063,642           4,868,010          12,421,218         18,908,706
                                               ------------        ------------        ------------       ------------

Loss from operations ......................      (2,414,630)         (3,543,371)         (8,581,542)       (13,269,826)

Interest income ...........................          38,445             181,256             196,262            764,302

Other gains/(losses) ......................              --             (24,090)             50,625           (662,090)
                                               ------------        ------------        ------------       ------------

Net loss ..................................    $ (2,376,185)       $ (3,386,205)       $ (8,334,655)      $(13,167,614)
                                               ------------        ------------        ------------       ------------
                                               ------------        ------------        ------------       ------------

Basic and diluted loss per share ..........    $      (0.17)       $      (0.25)       $      (0.61)      $      (0.99)
                                               ------------        ------------        ------------       ------------
                                               ------------        ------------        ------------       ------------

Shares used in computing basic and
    diluted loss per share ................      13,655,734          13,342,758          13,565,711         13,283,583

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                  ---------------------------------

                                                                                         1999              1998
                                                                                     ------------      ------------
OPERATING ACTIVITIES
Net loss .....................................................................       $ (8,334,655)     $(13,167,614)
Adjustments to reconcile net loss to net cash used for
    operating activities:
        Depreciation and amortization ........................................            755,706         1,490,747
        Amortization of premium on short term investments ....................               (301)          124,320
        Amortization of deferred compensation ................................            368,849           675,914
        Loss on disposal of fixed assets .....................................                 --           290,410
        Write down for impairment on available for sale securities ...........                 --           662,090
        Changes in operating assets and liabilities,
            net of effect of acquisitions:
                Accounts receivable ..........................................           (303,018)       (1,093,923)
                Inventories ..................................................            102,795        (1,392,713)
                Other current assets .........................................             57,018           301,363
                Accounts payable .............................................            672,118          (539,503)
                Accrued compensation .........................................           (107,784)         (134,461)
                Accrued liabilities ..........................................            412,174           665,505
                                                                                     ------------      ------------
Net cash flows used for operating activities .................................         (6,377,098)      (12,117,865)

INVESTING ACTIVITIES
Purchases of short-term investments ..........................................           (117,687)       (2,140,526)
Maturities of short-term investments .........................................          1,000,000        13,200,196
Purchase of property and equipment ...........................................           (159,031)         (842,861)
                                                                                     ------------      ------------
Net cash flows provided by (used for) investing activities ...................            723,282        10,216,809

FINANCING ACTIVITIES
Issuance of common stock .....................................................             88,309           263,608
                                                                                     ------------      ------------
Net cash flows provided by (used in) financing activities ....................             88,309           263,608
Net (decrease) increase in cash and cash equivalents .........................         (5,565,507)       (1,637,448)
Cash and cash equivalents at beginning of period .............................          7,625,804         7,328,502
                                                                                     ------------      ------------
Cash and cash equivalents at end of period ...................................       $  2,060,297      $  5,691,054
                                                                                     ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .......................................................       $          0      $        769
                                                                                     ------------      ------------
                                                                                     ------------      ------------

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

     The Company believes that its existing cash, cash equivalents and short-term investments of $2.4 million as of September 30, 1999, together with anticipated product revenues and interest income, will be sufficient to meet its anticipated capital requirements through January 2000. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's manufacturing, commercialization of new products, and research and development beyond that point. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to the Company. No provision has been made in the accompanying financial statements to write down assets to a liquidation value should the Company be forced to quickly liquidate its assets, and these assets are carried at a value that presumes the Company will continue as a going concern. The realizability of the assets at their current book value is heavily dependent upon obtaining the additional financing to permit the Company to continue operations.

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

                        VISTA MEDICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   Inventories

                                       September 30, 1999    December 31, 1998
                                       ------------------    -----------------
                                           (Unaudited)
Parts and materials ............           $ 3,185,297          $ 3,913,529
Work in process ................             1,276,371              334,812
Finished goods .................             1,457,182            1,039,997
                                           -----------          -----------
                                             5,918,850            5,288,338

Less: reserves                              (1,667,306)            (934,000)
                                           -----------          -----------
                                           $ 4,251,544          $ 4,354,338
                                           -----------          -----------
                                           -----------          -----------

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

OVERVIEW OF OUR BUSINESS

     We develop, manufacture and market products that provide information to doctors performing minimally invasive heart, head, neck and spine, general surgical and other selected microsurgical procedures. We also market endoscopic cameras and have generated minimal revenues from the sales of our products since our formation in July 1993. We expect to continue to incur substantial losses for at least the next 9-12 months. As of September 30, 1999, our accumulated deficit was approximately $55,553,000. We are not certain that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

     At December 31, 1998 and September 30, 1999, we had 76 and 30 employees, respectively. On July 14, 1999, we announced that we had taken steps to reduce staffing levels and operating expenses to reduce cash burn and conserve capital. We expect staffing levels to stabilize at this level for approximately the next 12 months. Our expectation is based on the fact that significant development work on our core platform technology is now complete and on strategic decisions to partner rather than develop an independent distribution capability.

OUR RESULTS OF OPERATIONS

     Sales. We had revenue from product sales of $1,649,000 and $3,840,000 for the three-and nine- months ended September 30, 1999, respectively, compared to revenues from product sales and distribution fees of $1,325,000 and $5,639,000 for the same periods in 1998. The increase in revenues for the three-month period was due to higher sales of OEM products including sales to a second OEM customer during the 1999 period. The decrease for the nine-month period was due to a reduction in sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, our distributor in the head, neck and spine market, and a reduction in sales of our Series 8000 Advanced Visualization and Information System ("Series 8000") for minimally invasive cardiac surgery during the 1999 periods compared to the corresponding periods of 1998. These were partially offset by higher sales of OEM products, including deliveries to a second OEM customer during the second and third quarter of 1999, by product deliveries to a second distributor for the head, neck and spine ("AHNS") market during the second quarter of 1999, and by product sales to OEC Medical for the medical imaging market during the 1999 periods.

     Cost of Sales. Our cost of sales were $1,554,000 and $4,786,000 for the three- and nine-months ended September 30, 1999, respectively, and $1,389,000 and $4,997,000 for the three- and nine-months ended September 30, 1998, respectively. The increase for the three-month period ended September 30, 1999 was primarily due to higher product sales levels during the 1999 period as compared to 1998, partially offset by a reduction in manufacturing overhead expenses during the 1999 period. The decrease for the nine-month period was primarily due to lower product sales levels during the 1999 period, a reduction in manufacturing overhead expenses during 1999 and no costs related to the launch of the StereoSite product in 1999 as compared to 1998, partially offset by inventory reserves added during the second quarter of 1999.

     Research and Development Expenses. Our research and development expenses were $748,000 and $2,745,000 for the three- and nine-months ended September 30, 1999, respectively, compared to $1,174,000 and $4,361,000 for the corresponding periods in 1998. The decrease in research and development expenses for both the three- and nine- month periods was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts. We anticipate our spending in research and development will be at or below current levels the next several quarters as we near completion of our product for the general surgery market and as a result of a recently completed restructuring (described below) as we seek to conserve cash.

     Sales and Marketing Expenses. Our sales and marketing expenses were $587,000 and $2,479,000 for the three- and nine-months ended September 30, 1999, respectively, and $1,242,000 and $4,688,000 for the three- and nine-months ended June 30, 1998, respectively. The decrease in sales and marketing expenses for both the three- and nine-month periods reflects the transition of all sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive cardiac surgery in the United States to Medtronic following an agreement announced at the end of June 1998 and a reduction in staffing and related expenses as a result of a recently completed restructuring. We expect our sales and marketing expenses to decline over the next several quarters as a result of the restructuring as we seek to conserve cash.

     General and Administrative Expenses. Our general and administrative expenses were $485,000 and $1,720,000 for the three- and nine-months ended September 30, 1999, respectively, compared to $1,063,000 and $3,922,000 for the corresponding periods in 1998. The decrease for both the three- and nine-month periods was primarily due to a reduction in staffing and related expenses, a reduction in deferred compensation expense and lower professional, legal and consulting service fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters as a result of a recently completed restructuring and as we seek to conserve cash.

     Restructuring Expenses. We had charges associated with restructuring expenses of $690,000 for both the three- and nine-months ended September 30, 1999, no restructuring expenses during the three-months ended September 30, 1998, and restructuring expenses of $940,000 during the nine-month period ended September 30, 1998. The restructuring expenses during the 1999 periods relate to a decision to close part of our facilities in Westborough, MA after a significant reduction in our workforce during the course of the third quarter of 1999 and represents the value of continuing lease obligations of the facilities. The restructuring expenses in the 1998 periods related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the U.S. for our Series 8000 System for minimally invasive cardiac surgery to Medtronic, Inc., termination and severance payments to employees in connection with a general Company restructuring and work force reduction, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instruments and sutures earlier than previously planned.

     Interest Income. Our net interest income was $38,000 and $196,000 for the three- and nine-month periods ended September 30, 1999, respectively, compared to $181,000 and $764,000 for the corresponding periods in 1998. This decrease for both the three- and nine-month periods was due primarily to decreasing average investment balances of our excess cash.

     Other Gains and Losses. We had no other gains for the three-month period ended September 30, 1999, and other gains of $51,000 for the nine-month period ended September 30, 1999, compared to other losses of $24,000 and $662,000 for the three- and nine-month periods ended September 30, 1998, respectively. The gain for the nine-month period ended September 30, 1999 relates to sale of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.), while the losses in both the three- and nine-month periods ended September 30, 1998 relate to recognition of a permanent reduction in value of those securities.

LIQUIDITY AND CAPITAL RESOURCES

     We anticipate that our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through January 2000, as a result of reductions in our workforce and other operating expenses completed during the third quarter of 1999. Substantial additional capital resources will be required to fund continuing expenditures related to manufacturing, commercialization of new products, and research and development beyond that point. There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

     Net cash used in operating activities for the nine-months ended September 30, 1999 was $6,377,000 compared to net cash used of $12,118,000 for the corresponding nine-month period in 1998. The decrease in net cash used in operating activities was primarily attributable to decreasing net losses and lower accounts receivable balances and inventory purchases during the 1999 period partially offset by lower non-cash expense for depreciation and amortization and no customer advance payments in 1999 compared to 1998.

     Net cash provided by investing activities was $723,000 for the nine-months ended September 30, 1999 compared to $10,217,000 of net cash provided in the same period in 1998. The decrease in net cash provided by investing activities in 1999 was primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment.

     Net cash provided by financing activities was $88,000 for the nine-months ended September 30, 1999 compared to $264,000 for the same period in 1998. The decrease in net cash provided by financing activities during the 1999 period was primarily attributable to a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

YEAR 2000

     We recognize the need to ensure our operations will not be adversely impacted by the inability of our systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. We are currently addressing the risk, with respect to the availability and integrity of our financial systems and the reliability of our operating systems, and are in communication with suppliers, customers, financial institutions and others with whom we conduct business transactions to continually assess whether they are Year 2000 compliant.

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

     Thus far we have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 compliant and during the second quarter of 1999 completed conversion, testing and implementation of all remaining non compliant mission critical business systems. During the first quarter of 1999 we installed a year 2000 compliant version of our business enterprise software and completed the majority of the testing required of the system. During the second quarter of 1999 we completed testing of the system and were fully operational on it by the end of June 1999.

     During the third quarter we began converting the remaining, less critical systems, which were non-Year 2000 compliant. Examples of these include certain older desktop computers and applications software. This involved mainly replacing the older versions withYear 2000 compliant ones which were readily available, in most cases from internal sources at no additional cost to us. This activity is now complete. We also have contracted with an information technology consulting group to perform an independent review of Year 2000 remediation performed internally and to make any adjustments necessary.

     During the third quarter we also began establishing contingency plans to deal with unknown problems or events which may occur such as supplier Year 2000 problems, unforseen business system failures, or product failures. We will be implementing and refining these plans during the fourth quarter. These plans include such things as identifying alternative sources or buying in excess of current requirements for critical inventory components, having information technology professionals on call to deal with potential business system failures, and having management and engineering staff available to deal with product or business issues which may arise.

     We currently estimate that the cost of the Year 2000 initiative will not exceed $150,000, a portion of which, such as the business enterprise software, was scheduled for upgrade irrespective of the Year 2000 issue and approximately $45,000 of which was expended in 1998. Additionally, approximately $65,000 was expended in the first three quarters of 1999 for a total of approximately $110,000 expended to-date. We do not, therefore, expect the Year 2000 initiative to be material to our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 1999, our investment portfolio included fixed-income securities of $2.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

     We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

RISKS AND UNCERTAINTIES

     You should consider the following factors carefully in evaluating an investment in our common stock in addition to the other information in this report. We caution you that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this section and elsewhere in this prospectus. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes.

     WE NEED ADDITIONAL FUNDS TO SUPPORT OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WILL HAVE TO CEASE OR SIGNIFICANTLY SCALE BACK OUR OPERATIONS.

     Our existing working capital will not be sufficient to meet our present needs past January 2000. If we are unable to raise additional funds, we may be unable to continue operations. If an offering is not consummated on the required schedule or on terms acceptable to us, we may be required to curtail or significantly scale back our operating plans and possibly relinquish rights to portions of our technology or products and discontinue our operations.

     Our liquidity and capital requirements will depend upon numerous factors, including the following:

          -    The extent to which our products gain market acceptance;
          -    The progress and scope of product evaluations;
          -    The timing and costs of filing future regulatory submissions;
          - The timing and costs required to receive both domestic and international governmental approvals;
          -    The timing and costs of product introductions;
          -    The extent of our ongoing research and development programs;
          - The costs of training physicians to become proficient in the use of our products and procedures; and
          -    The costs of developing marketing and distribution capabilities.

     WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     Since our formation in July 1993, and as of September 30, 1999, we had incurred cumulative net losses of $55.6 million. We expect to incur substantial losses for at least the next 9-12 months. We may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

     WE ARE DEPENDENT ON MEDTRONIC, SOFAMOR DANEK AND OTHER DISTRIBUTION PARTNERS TO SELL OUR PRODUCTS.

     We do not have a sales force and are currently primarily dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of products derived from our core three-dimensional technology. The termination or substantial modification of these relationships would jeopardize our ability to achieve or sustain profitability. We have not yet concluded agreements for distribution of our general surgical products and failure to do so would also jeopardize our ability to achieve or sustain profitability. Our heart surgery product line is sold by Medtronic's sales force in most of the world's significant markets, including the United States, under the terms of a sales agreement which we entered into with Medtronic in June 1998. Our head, neck and spine products are sold worldwide via Sofamor Danek's sales force, and other distributors in worldwide markets.

     MEDTRONIC

     Under our sales agreement with Medtronic, we appointed Medtronic as our exclusive distributor for current and future visualization and information systems for heart surgery in the United States, Europe, Japan and several other significant geographical regions. In recent weeks, Medtronic has expressed concerns about our ability to function as a going concern and that our performance under our agreements with Medtronic will be disrupted by lack of capital. We are currently in discussions with Medtronic regarding these issues, but we may not be successful in addressing their concerns to a degree sufficient to induce Medtronic to continue committing resources to selling our products. If Medtronic's concerns cause a disruption in our distribution relationship for any reason, we will need to support our heart customer base by other means. This transition may not be achieved without operational disruption and unplanned cost, or at all.

     SOFAMOR DANEK

     Under an exclusive distribution agreement with Sofamor Danek, we appointed Sofamor Danek as our exclusive worldwide distributor for our current and future visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery, which are known as our StereoSite systems. This agreement was modified in April 1999 to non-exclusive status as a partial mitigation of a sales shortfall created when Sofamor Danek declined to purchase $1.6 million of StereoSite systems within the required contractual time period. The amended agreement has allowed us to pursue relationships with other distributors to sell the StereoSite systems worldwide. Sofamor Danek was acquired by Medtronic in January 1999. As a result, similar issues to those discussed above under "Medtronic" exist in the Sofamor Danek relationship. In addition, we are currently, and have been for several months, in the process of negotiating a monetary settlement with Sofamor Danek, through Medtronic, to compensate us for lost opportunities as a result of Sofamor Danek not purchasing our products as contractually committed. No such compensation amount has been agreed upon to date. We may not be able to be compensated for such lost opportunities, a result which could have an adverse effect on our operations and potential profitability.

         We also entered into a cooperative technology agreement with Sofamor Danek under which we agreed to work exclusively together in performing research and development specifically designed to enhance StereoSite systems or integrate StereoSite systems with

Sofamor Danek's image guidance systems and other products, including systems and instruments for spinal surgery. We may not be successful in our efforts under this agreement.

     OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically and recently been highly volatile and may be significantly affected by factors such as:

          -    actual or anticipated fluctuations in our operating results,
          -    changes in financial estimates by securities analysts,
          -    announcements of technological innovations,
          -    new products or new contracts by us or our competitors,
          -    regulatory announcements,
          -    developments with respect to patents or proprietary rights,
          - conditions and trends in the medical device and other technology industries,
          - adoption of new accounting standards affecting the medical device industry, and
          -    general market conditions.

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

     OUR PROFITABILITY IS DEPENDENT UPON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS BASED ON OUR CORE THREE-DIMENSIONAL TECHNOLOGY.

     Products derived from our core technology - the Series 8000 for minimally invasive heart surgery, StereoSite systems for head, neck and spine microsurgery and the yet-to-be-introduced visualization product for general surgery, the ORPC - are expected to account for the majority of our revenues over the next several years. The demand for these products may not be sufficient to allow us to achieve profitable operations.

     Development of additional components of the Series 8000 has not yet been completed, additional versions of our StereoSite products have yet to be finalized and the ORPC is in pre-production phase. Our development efforts for these products may not be successful. In addition, other products under development may not be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.

     OUR SUCCESS IS DEPENDENT UPON ACCEPTANCE OF MINIMALLY INVASIVE MICROSURGICAL PROCEDURES BY THE MEDICAL COMMUNITY AS A RELIABLE, SAFE AND COST EFFECTIVE ALTERNATIVE TO EXISTING TREATMENTS.

     To date, minimally invasive microsurgical procedures have only been performed on a very limited basis by a small number of highly skilled surgeons. We are unable to predict how quickly, if at all, minimally invasive microsurgical procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

     Most patients with heart disease first consult with a cardiologist, who then may treat the patient with drugs or non-surgical interventions, such as angioplasty, the insertion of a balloon-type device in a heart vessel, and intravascular stents, or refer the patient to a heart surgeon for open-chest coronary artery bypass surgery. Cardiologists may not recommend minimally invasive procedures until such time, if at all, as such procedures can successfully be demonstrated to be as safe and cost-effective as other accepted treatments. In addition, heart surgeons may choose not to recommend minimally invasive procedures until such time, if at all, as such procedures are proven to be as safe, effective and technically viable as conventional, open-chest surgery methods, which have become widely adopted by heart surgeons since the initial use of such surgery in the mid-1950s.

     Even if the clinical safety and effectiveness of minimally invasive procedures is established in heart and other specialties, surgeons, specialists and other physicians may choose not to recommend the procedures for any number of other reasons. Adoption of these procedures by doctors will depend, for example, upon our ability to facilitate training of surgeons to perform minimally invasive microsurgery and the willingness of such surgeons to perform such procedures. Doctors may also elect not to recommend the minimally invasive procedures based on possible unavailability of acceptable reimbursement from health care payors. Health care payor acceptance may require evidence of the cost effectiveness of minimally invasive procedures as compared to other currently available treatments. We believe that physician endorsements will be essential for clinical adoption of minimally invasive procedures. To date, these endorsements have not been obtained and they may not be obtained in the near future, if at all. Patient acceptance of the procedure will depend upon doctor recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

     WIDESPREAD USE OF OUR PRODUCTS WILL REQUIRE TRAINING OF A LARGE NUMBER OF SURGEONS, AND THE TIME REQUIRED TO INSTITUTE A TRAINING PROGRAM AND TO TRAIN SUCH SURGEONS COULD ADVERSELY AFFECT NEAR TERM MARKET ACCEPTANCE.

     Evaluations of visualization technology such as ours conducted to date have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the systems. Based on the clinical and laboratory procedures performed to date, we cannot assure you that visualization and information system enhancements incorporated, or to be incorporated, in our products will prove suitable for use by a substantial number of surgeons. If they prove unsuitable for a large number of surgeons to use, the potential markets and applications for our products would be significantly limited.


     WE LACK COMMERCIAL MANUFACTURING EXPERIENCE AND THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH OUR SCALE-UP OF MANUFACTURING.

     We lack long term experience in manufacturing our products in the quantities that are necessary for us to achieve significant commercial sales. We may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. We may also require additional manufacturing facilities if production volumes increase; acquisition of new manufacturing facilities will likely involve relocation. The manufacture of our products primarily involves the assembly of a number of sub-assemblies and components. Companies such as ours often encounter difficulties in scaling up manufacturing of products, which difficulties could include problems involving:

          -    quality control and assurance,
          -    component and service availability,
          -    adequacy of control policies and procedures,
          -    lack of qualified personnel,
          - compliance with FDA regulations and the need for further FDA approval of new manufacturing processes and facilities and
          -    other production constraints.

     We have considered and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third-party subcontractors, as well as the implementation of new production processes. Our manufacturing yields or costs may increase as a result of the transition to in-house production or to new production processes when such efforts are undertaken. In addition, costs in complying with FDA good manufacturing practices or changes in such practices may exceed our expectations.

     WE MAY FACE COMPONENT SHORTAGES AND ARE DEPENDENT IN SOME INSTANCES ON SINGLE SOURCES OF SUPPLY.

     Any significant supply interruption, or inventory shortage or overage, would negatively impact our ability to manufacture our products. We use and rely on specific components and services used in our systems for which we have only a single source of supply. The manufacture of our products in larger commercial quantities will require a substantial increase in component supplies and will likely necessitate the replacement of current suppliers or the addition of new suppliers. The qualification of additional or replacement vendors for specified components or services is a lengthy process. In addition, the substitution of replacement vendors may entail re-engineering time and cost and could delay the supply of our products.

     We expect to manufacture our products based on forecasted product orders and intend to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for ordered materials and components vary significantly and depend on factors such as the business practices of the specific supplier, contract terms and general demand for a component at a given time. Some components used in our products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

     WE ARE SUBJECT TO SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION AND MAY NOT BE ABLE TO OBTAIN NECESSARY REGULATORY CLEARANCES TO SELL OUR PRODUCTS.

     The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

     Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product. In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries.

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

     WE EXPECT TO ENCOUNTER RAPID TECHNOLOGICAL CHANGE AND SIGNIFICANT COMPETITION.

     The medical device market in which we compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. We may not be successful in identifying, developing and marketing new products or enhancing our existing products.

     We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery. Several companies are currently developing and marketing visualization products for minimally invasive microsurgery which could be applied to heart surgery, to general surgery or to head, neck and spine microsurgery.

     Technological advances with other therapies such as drugs, interventional procedures or future innovations in surgical techniques could make such other therapies more effective or lower in cost than minimally invasive microsurgery procedures and could render minimally invasive microsurgery obsolete.

     WE EXPECT FLUCTUATIONS IN OUR OPERATING RESULTS.

     Our results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following:

          -    timing and results of product evaluations,
          - delays associated with the FDA and other regulatory approval processes,
          -    demand for and utilization of our products,
          -    changes in our pricing policies or those of our competitors,
          -    changes in third-party payment guidelines,
          - the number, timing and significance of product enhancements and new product announcements by us or our competitors,
          - our ability to develop, introduce and market new and enhanced versions of our products on a timely basis,
          - customer order deferrals in anticipation of enhancements or of new product introductions by us or our competitors,
          -    product quality problems,
          -    personnel changes and
          -    the level of international sales.

     OUR PROFITABILITY IS DIRECTLY RELATED TO THE LEVEL OF REIMBURSEMENTS FOR SURGICAL PROCEDURES USING OUR PRODUCTS.

     Our profitability is directly related to the level of payments for the surgical procedures in which our products are involved, either by Medicare or private insurance companies. We could be adversely affected by changes in payment policies of government or private health care payors, particularly to the extent any such changes affect payment for the procedure in which our products are intended to be used. It is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. We believe that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which we offer.

     We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare compensates hospitals at a pre determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a pre determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payors.

     If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the acceptance by the prevailing health care financing system in each country. Health care financing systems in international markets vary significantly by country and include both government sponsored health care programs and private insurance. There can be no assurance that these financing systems will endorse the use of our products.


     WE HAVE LIMITED EXPERIENCE MARKETING OUR PRODUCTS OVERSEAS AND MAY NOT BE SUCCESSFUL IN EXPANDING INTO INTERNATIONAL MARKETS.

     We have limited experience in marketing our products overseas. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could negatively impact our business. The anticipated international nature of our business is also expected to subject our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our products are sold, including laws regulating manufacture and sale of medical devices. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

     WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND HAVE LIMITED INSURANCE COVERAGE.

     We face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. Our current product liability insurance coverage limit is $10.0 million per occurrence and in the aggregate. Our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, increased product liability coverage may be required if additional products are used in clinical evaluations or successfully commercialized. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

     IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS.

     Our future success will depend, in part, on our ability to continue to develop patentable products, enforce our patents and obtain patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. Patents may never issue from any patent applications owned by or licensed to us. Even if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents owned by or licensed to us may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide us with competitive advantages.

     We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of September 30, 1999, we had exclusive ownership rights to 15 issued United States patents, 12 pending United States patent applications and 28 pending foreign applications covering various aspects of our devices and systems. Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 10 pending foreign applications covering various aspects of our devices and systems. In 1998 we additionally obtained from Carl Zeiss Inc. non-exclusive rights to three issued United States patents and four pending foreign applications. We intend to file additional patent applications in the future. The failure of such patents to issue could damage our ability to protect our proprietary information.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would result in substantial expense, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of proprietary rights of third parties or whether our products, processes or procedures infringe any such third-party proprietary rights. We may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial expense, to determine the priority of inventions covered by our issued United States patents or pending patent applications. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to enjoin importation of products which would compete unfairly with our products. Any adverse outcome of any patent litigation, including interference proceedings, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. Any such licenses may not be available on acceptable terms, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could damage our business.

     We rely on unpatented trade secrets to protect our proprietary technology. Others may independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology. It is difficult to protect rights to such unpatented proprietary technology. Third parties may obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against us. We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology. The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown.

     WE HAVE LICENSED SOME ASPECTS OF OUR PRODUCTS FROM THIRD PARTIES AND MAY LOSE THE RIGHTS TO THESE ESSENTIAL ASPECTS UNDER THE AGREEMENTS WHICH GOVERN THOSE RELATIONSHIPS.

     We have licensed some aspects of our technology from third parties. In September 1995, Mr. H. McKinley and McKinley Optics, Inc. (collectively, "McKinley") granted to us a perpetual, exclusive, worldwide license in the medical field to make, have made, modify, use, lease, market, sell and otherwise distribute certain endoscopes and other medical products incorporating a stereo objective lens and/or a relay lens configuration. Under the terms of this license agreement, we are obligated to pay McKinley an annual maintenance royalty, additional royalties upon the sale of certain numbers of systems incorporating the McKinley technology and royalties on net sales of products incorporating the McKinley technology. The exclusive license granted under this agreement becomes a non-exclusive license (or, under certain circumstances, the license terminates) in the event we fail to pay any royalties. In addition, we have the right to terminate the agreement with limited notice.

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

     IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY TECHNICAL AND SENIOR MANAGEMENT PERSONNEL AND DOCTORS TO PARTICIPATE IN OUR ADVISORY BOARDS, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR DEVELOP OUR PRODUCTS.

     Our future business and operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace and some of whom perform important functions beyond those suggested by their job titles or descriptions. Our business and future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, marketing and sales and support personnel for our operations. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel.

     Members of our clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. As a result, they only spend a limited amount of time on our business. Although we have entered into consulting agreements, with terms ranging from 12 months to two years, including confidentiality provisions with each of the members of our clinical advisory boards, the consulting and confidentiality agreements between us and each of the members of our clinical advisory boards may be terminated or breached. In addition, such agreements may not be renewed upon termination.

     IF WE OR OUR SUPPLIERS FAIL TO BE YEAR 2000 COMPLIANT, IT COULD CAUSE INTERRUPTIONS IN OUR SUPPLY OF PRODUCTS AND GENERATE SUBSTANTIAL EXPENSES FOR OUR BUSINESS.

     We recognize the need to ensure our operations will not be adversely impacted by the inability of our systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. We are currently addressing the risk, with respect to the availability and integrity of our financial systems and the reliability of our operating systems, and are in communication with suppliers, customers, financial institutions and others with whom we conduct business transactions to continually assess whether they are Year 2000 compliant.

     Despite the implementation of contingency plans to deal with unknown problems or events that may occur such as supplier Year 2000 problems, unforseen business system failures, or product failures, if these plans are unsuccessful in addressing actual problems, it could cause interruptions in our supply of products and result in significant expenses or loss of potential revenue.

     OUR USE OF HAZARDOUS MATERIALS MAY RESULT IN UNEXPECTED AND SUBSTANTIAL CLAIMS AGAINST US FOR WHICH WE DO NOT HAVE SUFFICIENT FINANCIAL RESOURCES.

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

     WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS AND ANY GAINS IN OUR STOCK WILL HAVE TO COME FROM INCREASES IN THE PRICE OF SUCH STOCK.

     We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     OUR CHARTER DOCUMENTS MAY PREVENT US FROM PARTICIPATING IN TRANSACTIONS THAT COULD BE BENEFICIAL TO INVESTORS.

     Our charter documents contain provisions that may make it more difficult or discourage a change in control. This may adversely affect the market price of our common stock. For a discussion of the provisions in our charter documents which may have the effect of preventing a change of control, please see ADescription of Capital Stock B Possible Anti-Takeover Effect of Charter Provisions."

PART II.  OTHER INFORMATION

Item 1. Not Applicable

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Not Applicable

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

A)      Exhibits

         10.1(1)       Agreement with John Lyon dated July 20, 1999.
         10.2(1)       Agreement with Koichiro Hori dated July 20, 1999.
         10.3(1)       Agreement with Allen Newman dated July 20, 1999.
         10.4(1)       Agreement with Robert De Vaere dated July 20, 1999.
         11.1          Statement Regarding Computation of Per Share Earnings.
         27.1          Financial Data Schedule.

         ------
         (1) Incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 1999.

B)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VISTA MEDICAL TECHNOLOGIES, INC.


Date:    November 12, 1999          /s/ John R. Lyon
         ------------------------   ------------------------
                                    John R. Lyon,
                                    President, Chief Executive Officer
                                    and Director

Date:    November 12, 1999          /s/ Robert J. De Vaere
         ------------------------   ------------------------
                                    Robert J. De Vaere
                                    Vice President of Finance & Administration
                                    & Chief Financial Officer
                                    (Principal financial and accounting officer)