Form 10-K
period 1999-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2000-03-29
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For fiscal year ended December 31, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ________ to _______.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was approximately $13,013,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock as of March 23, 2000 was 13,805,493.

         Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 9, 2000, to be filed on or about April 28, 2000 and referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

                                     PART I

Item 1. BUSINESS

         THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, PLEASE SEE "RISKS AND UNCERTAINTIES" AT PAGES 20 THROUGH 28 OF THIS REPORT.

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, heart, head, neck and spine and other selected microsurgical procedures. Our products combine a head-mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures. Our product lines include the ORPC Visualization and Information System for general surgery and other complex endoscopic procedures, the Series 8000 Advanced Visualization and Information System, for use in heart surgery and the StereoSite System, for use in microscopic and endoscopic procedures in head, neck and spine surgery. In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into an incision in the body and which allows the surgeon to better view the internal part of the body being repaired.

BACKGROUND

     MINIMALLY INVASIVE SURGERY

         The development and subsequent widespread adoption of minimally invasive surgical procedures have revolutionized many surgical fields, including general surgery, orthopedics, gynecology and urology. Minimally invasive surgical procedures are performed through strategically placed ports or mini-incisions as opposed to using large incisions to gain surgical access. These procedures are designed to be as safe and effective as conventional surgery. The goal in using a minimally invasive procedure is to substantially reduce trauma, and pain and suffering, speed recovery, shorten the length of hospital stays and decrease many of the costs associated with patient care.

         A minimally invasive procedure is most advantageous in cases in which significant trauma would otherwise result from gaining surgical access to an affected organ or site through the use of a large incision. This movement toward minimally invasive surgery has been driven by advances in both device technology and surgical technique, as well as patient demand.

     MINIMALLY INVASIVE MICROSURGERY

         Minimally invasive microsurgery is an extension of minimally invasive surgery, characterized by greater complexity and precision. Minimally invasive microsurgery procedures have been made possible primarily by recent advances in medical technology. These procedures are usually performed in very confined areas of the body, involve critical parts of the body, and often require dissection, reconstruction and removal of body parts. As a result of the inherent complexity involved in these procedures, we believe that for surgeons to adopt the procedures, they must have access to specialized instruments and technology, including that which will provide better visualization of the procedure being performed. Examples of minimally invasive microsurgery are emerging in general surgery, heart, head, neck and spine surgery, as well as in the fields of gynecology and urology.

APPLICATION OF OUR PRODUCTS TO DIFFERENT SURGICAL PROCEDURES

     GENERAL SURGERY/GYNECOLOGY/UROLOGY

         CONVENTIONAL TREATMENTS.

         Minimally invasive procedures are well accepted in general surgery, gynecology and urology. For less complex procedures such as gallbladder removal or tubal ligation, minimally invasive endoscopic techniques have become the standard of care, being used in approximately 90% of cases. For more complex procedures, however, the penetration rate of minimally invasive techniques has been considerably lower, principally because the instruments available make performance of the procedure difficult and uncomfortable. We estimate that the total potential market for complex procedures in the United States in 1996 was approximately 7.5 million procedures.

         MINIMALLY INVASIVE MICROSURGERY.

         Complex minimally invasive procedures in general surgery, gynecology and urology have evolved relatively slowly over the past few years, slowing considerably by 1995. According to the journal INVIVO, "Though the benefits of MIS (Minimally Invasive Surgery) - shorter recovery times and less pain and trauma for the patient, lower costs and less time lost from work for employers -are widely applicable across a range of procedures, realizing those benefits beyond gallbladder removal proved tricky. Worse, for more complex procedures, MIS actually proved problematic for surgeons, notwithstanding its other benefits- longer procedure times, more difficult manipulation of instruments, more torturous ergonomics."

         THE VISTA MEDICAL SOLUTION.

         We believe that the general technology required to drive renewed growth in complex minimally invasive procedures for general surgery is now being undertaken by many companies in fields complementary to ours, for example in surgical robotics, electrosurgery and surgical instrument design. We believe that our advanced visualization and information technology will contribute to this renewed growth by providing the surgeon with enhanced depth perception when performing complicated, physically intricate tasks, and will provide the surgeon with the ability to view additional information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during a procedure. We believe that conventional two dimensional visualization systems compromise the ability of a surgeon to maneuver, especially in complex reconstructive surgery, and that our natural three-dimensional picture will provide the surgeon with an advantage in these cases.

      HEART SURGERY

         CONVENTIONAL TREATMENTS

         Heart disease, the leading cause of death in the United States, is typically treated with drugs, surgical procedures or both. Methods of accessing the heart for treatment include surgically opening the chest, threading a balloon-tipped catheter through a major artery, or, most recently, gaining surgical access via a small incision in the chest. Although procedures involving the insertion of a catheter are less invasive than the conventional method of opening the chest, a major drawback is the high rate of renarrowing of the blood vessel at the treatment site. Traditional open-heart surgical procedures, including coronary artery bypass graft and valve replacement or repair procedures typically involve the surgeon making a 12 to 18 inch incision in the patient's chest, cutting the sternum in half with a bone saw, and then spreading the rib cage open with a steel retractor to perform the grafting procedures or to replace or repair the heart valves. Although relatively effective in treating the heart condition, these procedures result in severe trauma to the patient. According to the results of a recent study, approximately one-third of all angioplasties experience restenosis or renarrowing of the blood vessel at the treatment site within seven months while most traditional CABG procedures remain effective for more than a decade.

         According to data published by the American Heart Association, there were approximately 759,000 open heart surgical procedures performed in the United States in 1996. Worldwide we believe that there are more than 1.05 million of these procedures performed each year.

         MINIMALLY INVASIVE HEART MICROSURGERY

         The application of minimally invasive techniques to heart surgery is regarded as a potentially revolutionary development in modern surgery. Minimally invasive heart bypass and heart valve replacement or repair procedures avoid the trauma caused by cracking the chest open and promise to significantly decrease pain and trauma and shorten recovery times. The minimally invasive approaches may also be performed on either a beating or non-beating heart giving the surgeon more flexibility to treat a patient's condition. While there is still professional debate on the ultimate form or standard of care and techniques and practices are still under development, nearly all of those involved believe that minimally invasive procedures will change the future practice of heart surgery, just as laparoscopy has revolutionized general surgery. However, minimally invasive heart microsurgery requires the surgeon to perform technically challenging procedures, including working on tiny delicate structures, such as a one millimeter heart vessel with highly restricted access through small incisions. We believe that one of the current limitations to widespread adoption of minimally invasive heart microsurgery is the restricted visibility through the small incisions currently used. While new retractor systems are being introduced to open the incision and therefore improve the surgeon's access and ability to visualize the anatomy directly, restricted visibility, particularly for more complex cases, remains an issue. However, the goal of truly minimizing the incision to reduce trauma, can only be achieved effectively with products and technology that enhance visualization of the affected area through the smallest access.

         THE VISTA MEDICAL SOLUTION.

         We believe that our visualization technology which provides the heart surgeon with an intuitive and ergonomically designed product to solve the inherent vision restrictions of the minimally invasive heart microsurgical procedure, will enable the use of minimally invasive microsurgery techniques with the required level of safety, efficacy and precision. Our technologies are equally effective whether the surgeon elects to use either a beating or arrested heart approach, giving the surgeon increased flexibility in treatment options. We believe that the enhanced visualization provided by our products will enable a significant number of surgeons, who otherwise might be reluctant to perform minimally invasive heart microsurgery, to adopt the procedures. There is also continuing evidence of patient interest and demand for these procedures.

     HEAD, NECK AND SPINE SURGERY

         CONVENTIONAL HEAD, NECK AND SPINE SURGICAL TREATMENTS.

         Conventional head, neck and spine procedures are often invasive and involve a lengthy and painful recovery. Procedures involving the brain and spinal cord have traditionally been performed under a microscope in order for the surgeon to ensure extreme precision with the delicate tasks required. More recently, surgeons have used neuroendoscopes, or scopes which are inserted into the body, in combination with microscopes. We estimate that there were approximately 317,000 brain and skull base procedures, 432,000 surgical sinus procedures and

651,000 spinal procedures performed in the United States in 1998.

         HEAD, NECK AND SPINE MINIMALLY INVASIVE MICROSURGERY.

         We believe that there are significant opportunities to advance minimally invasive microsurgical techniques in head, neck and spine surgical procedures. The visualization techniques currently available for these procedures are limited. For example, some existing techniques using fiber optic neuroendoscopes have inferior picture resolution, do not provide depth perception and require a surgeon to view the procedure on a video monitor. With this technique, the position required for both the principal and assistant surgeon to use a surgical microscope is both awkward and physically demanding. In addition, the assistant surgeon is not able to see the procedure in 3-D when using the teaching attachment of a microscope. Many of the procedures that are currently used also require the simultaneous monitoring of multiple information sources, such as magnetic resonance imaging.

         THE VISTA MEDICAL SOLUTION.

         In head, neck and spine minimally invasive microsurgery, our technology will allow the surgeon to view a three-dimensional image from a small diameter endoscope during a procedure. Our technology provides the critical element of depth perception during the procedure which we believe does not exist in the presently available video technology. Our head-mounted display enables the image seen by the assistant surgeon who is operating directly across from the principal surgeon to be electronically reversed in order to align the assistant's movements with those of the principal surgeon. Our visualization technology, which is also compatible with the majority of operating room microscopes, also gives the surgeon hands-free, voice activated control of multiple video images to assist in precise and rapid decision-making. With our technology, both the principal surgeon and assistants can view the case simultaneously on their head-mounted displays in 3-D, with superior comfort and ergonomic positioning.

OUR BUSINESS STRATEGY

         Our business strategy is to become the leading developer and marketer of advanced visualization and information systems for complex minimally invasive applications in general surgery, heart, head, neck and spine surgery and other selected surgical specialties. Key elements of our strategy include:

     DEVELOP APPLICATIONS FOR OUR TECHNOLOGY WHICH ARE SPECIFIC TO EACH SURGICAL OR MEDICAL SPECIALTY WHICH WE TARGET.

         We approach target market segments by configuring our modular visualization system for the specific requirements of the surgical specialty and procedure for which our product will be used. We seek to use dedicated clinical evaluation programs, clinical advisory boards, and appropriate strategic distribution partners for the introduction and support of our products. Our strategy is to optimize our fundamental technology platform for each of our target medical specialties and to develop partnership and distribution systems both in the United States and international markets.

     IDENTIFY SPECIFIC HIGH-VALUE PROCEDURES TO FACILITATE OUR ENTRY INTO THE GENERAL SURGERY MARKET

         Our strategy for entering the general surgery market involves identification of high value procedures where our visualization technology uniquely enhances procedure performance. The first of these is laparoscopic gastric bypass, a surgical technique which addresses morbid (extreme) obesity. Morbid obesity affects approximately 3% of adults in the United States. We have been working closely with surgeons pioneering the approach and in January 2000 launched a program to establish a national network of centers to perform minimally invasive gastric bypass surgery. The program is designed to provide participating hospitals with the complete information, training and technology necessary to perform this surgery, and will also include a national patient referral campaign. We began signing up, training and delivering equipment to hospitals interested in participating in the program in the first quarter of 2000. When our gastric bypass program is fully established in the second quarter of 2000, we plan to use it as a model for the second procedure we have identified, the abdominal laparoscopic approach for minimally invasive spinal surgery.

     ESTABLISH ADVANCED VISUALIZATION TECHNOLOGIES AS STANDARD PRACTICE IN MINIMALLY INVASIVE HEART SURGERY.

         We believe that we have the only visualization system specifically designed for minimally invasive heart surgery. We are currently working with members of our clinical advisory boards and other leading surgeons to develop operating protocols which incorporate advanced visualization technologies as standard practice. We intend to participate in providing training in these procedures, which include the use of our visualization system, to other heart surgeons to accelerate the general rate of conversion to minimally invasive microsurgery procedures, whether performed on a beating or non-beating heart.

     PROMOTE OUR VISUALIZATION SOLUTION FOR USE IN ALL TYPES OF HEART SURGERY.

         We believe that our technology is applicable to all types of heart surgery, whether minimally invasive or conventional open heart, where enhancement of the surgeon's view is particularly critical, such as in pediatric heart surgery. We believe that the eventual use of our advanced visualization product in open heart surgeries will enhance visualization, improve the quality of procedures and result in shorter operating times and reduced costs.

     INCREASE THE SURGEON'S REAL-TIME ACCESS TO CRITICAL DATA.

         The surgeon's access to operative data, on demand, in real time and integrated with the anatomical image, enhances procedure performance. Our head-mounted display, incorporating picture-in-picture capability and voice control, is designed to give the surgeon this real-time access to critical information integrated with the anatomical images generated by our camera systems.

     DEVELOP ORIGINAL EQUIPMENT MANUFACTURE CUSTOMERS WITH VOLUME SALES POTENTIAL FOR ENDOSCOPIC CAMERAS.

         We presently have two original equipment manufacture customers for our design of conventional, two dimensional single and three-chip endoscopic cameras. These products have accounted for a substantial amount of our revenues and assist in building relationships with prospective partners for our core technology.

     ENTER INTO STRATEGIC RELATIONSHIPS WHICH ENSURE DISTRIBUTION OR COMPLEMENT TECHNOLOGY RESOURCES.

         We intend to leverage our position in both technology and distribution by forming strategic alliances with appropriate partners. For a description of our current partners and our strategic alliances, see "--Strategic Alliances."

ADVANCED VISUALIZATION PRINCIPLES AND OUR PRODUCT PLATFORM

         Our technology provides a 3-D visualization solution to the inherent vision restrictions and demands of minimally invasive microsurgery. With our technology, information is brought together from a variety of sources into a format that provides the surgeon with a clear view of the anatomy and the data necessary to make better decisions during the procedure.

         Our technology is based on the following principles which we believe are essential in advancing the techniques of minimally invasive microsurgery. We believe these principles offer several key advantages over other visualization approaches:

         3-D VIEW. The surgeon's ability to view the principal image of the anatomy in 3-D provides the accurate depth perception necessary so that vital anatomical structures are accurately identified and located. This improves safety, precision and speed of the procedure. Also, a secondary video image is available in picture-in-picture format, when the procedure will benefit from two different views of the anatomy.

         HIGH RESOLUTION IMAGES. The availability of a high resolution image which can be electronically managed by the surgeon significantly enhances the surgeon's ability to differentiate critical tissues in a confined setting and perform intricate dissection, reconstruction and removal.

         ACCESS. The surgeon benefits from technology which allows for the direct insertion of a camera into the body cavities or organs and provides high quality images that are easy to see and understand.

         ERGONOMICS. Due to the complex and time consuming nature of minimally invasive microsurgery procedures, the surgeon requires an ergonomic display system which allows comfortable operating posture and maximizes hand-eye coordination without strain.

         INFORMATION INTEGRATION. The surgeon's access to critical monitoring and diagnostic data, on demand, in real time and integrated with the anatomical image within the surgeon's visual field, enhances procedure performance.

     HEAD-MOUNTED DISPLAY

         The head-mounted display device was originally developed for critical applications in military aerospace by Kaiser Aerospace. We determined that the head-mounted display was the optimal solution to the challenge of displaying information during minimally invasive microsurgery. The fundamental technology and human factors experience incorporated in our head-mounted display is the result of substantial investment by Kaiser Aerospace and incorporates extensive human factors experience. This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our head mounted display design. Kaiser's original know-how and technical knowledge have been transferred to us under our development agreement with Kaiser Electro-Optics, Inc., a subsidiary of Kaiser Aerospace. We have performed significant additional development work, and have proprietary rights, in the surgical head mounted display design. Our head mounted display, which we believe is the first specifically designed for surgical use, provides 3-D visualization of small delicate body structures, has the capability of integrating relevant data and presents the image seen by the surgeon in the most correct, intuitive and ergonomic way. Wearing the head mounted display, the surgeon can also perform surgery "in-line"--meaning with the eyes, hands, instruments and subject in line. In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

         Our head mounted display is a proprietary, lightweight, high resolution display designed to allow the surgeon to view information on demand, whether such information is generated from attached endoscopes, microscopes or monitoring equipment in the operating room. Further enhancements to the head mounted display allow for voice-activated control and information display from other diagnostic equipment in the hospital or from remote locations via information networks. The video display in our head mounted display is fixed in relation to the surgeon's eyes, but his or her head may move into any position necessary for comfort. Our head mounted display design allows the surgeon to have a constant view of the surgical anatomy required for the procedure as well as full awareness of the surroundings in the operating room. Our head mounted display is designed to provide a true 3-D image by replicating the way the human visual system works--left and right acquired images are delivered directly to left and right liquid crystal displays. Our head mounted display is also designed so that it can be worn with conventional surgical loupes.

     THREE-DIMENSIONAL IMAGE ACQUISITION

         We believe that three-dimension visualization capability is critical in minimally invasive microsurgery procedures such as heart and brain surgery and complex procedures in general surgery, gynecology and urology. Our technology for stereo visualization consists of the following proprietary elements: the optical system, the stereo camera and the stereo processor. The first 3-D endoscopic optical system we employed was originally developed and patented by a noted optical designer, Mr. H. McKinley, and is licensed exclusively to us for medical applications. We have also acquired rights to the stereo endoscope technology of Carl Zeiss. Both McKinley and Zeiss systems are designed to replicate the view that the surgeon would have if the procedures were being performed open and he or she had direct sight of the anatomy. We believe that the McKinley and Zeiss optical systems will provide us with a significant and enduring competitive advantage because they provide natural depth perception, and can be packaged with twin cameras in a very compact design. The twin cameras acquire the image in a manner analogous to a human's two eyes.

         Our technology packages the twin cameras in two ways. In the first method, a micro-camera is attached to the end of a flexible or rigid guide which can then be inserted directly into the body cavity and organs. The image is directly captured by the camera chips without being transmitted through multiple rod lenses as in a conventional design. The elimination of optical surfaces produces several important advantages, including increased image quality, improved contrast, better reliability and improved ability to sterilize the instrument. Alternatively, for applications where a standard optical endoscope remains preferable, a stereo micro-camera can be mounted externally on a stereo endoscope. The image acquired by either approach is then processed for display by control electronics which we have developed. The controller also includes image management features which contribute significantly to procedure performance, such as dual image presentation and picture-in-picture.

     INFORMATION MANAGEMENT

         Medicine is an information rich discipline, but the ability of a surgeon to obtain relevant information in real-time during a procedure has not been developed to the levels attained, for example, in military aviation. The head mounted display is designed to give the surgeon real-time access on demand to critical information integrated with the anatomical images generated by our camera systems. In addition to real-time display, the information can be stored or transmitted within the hospital or transmitted to remote locations for training, advisory or administrative purposes. The applications software to control this flow of information is a key element in our long-term product strategy which positions visualization within the context of a total information management system for the surgeon.

         The data integration capability of our products has been enhanced through a perpetual, exclusive license from GDE which has added high speed image-based information processing and networking software to the our technology platform. We believe that our technology will demonstrate that real-time access to relevant information, along with enhanced visualization, is a critical requirement of performing minimally invasive microsurgery and other surgical procedures. We anticipate incorporating appropriate elements of this software package into future products.

PRODUCT LINES

         We develop products based on our core technology and product platform described above, that are customized for the specific general surgical, heart, head, neck and spine surgical and other procedures to which they are directed. Our product lines are as follows:

     ORPC: 3-D VISUALIZATION AND INFORMATION SYSTEM FOR GENERAL SURGERY AND OTHER COMPLEX ENDOSCOPIC PROCEDURES

         The most recent application of our platform technology is complex procedures in general surgery. Our first public demonstration of this platform was in October 1999, principally targeted at two emerging procedures-minimally invasive gastric bypass to control obesity and the abdominal approach to facilitate minimally invasive spinal surgery. Our general surgical system is designed on modular principles and consists of the following major components:

         COMPONENT                        DESCRIPTION

Head mounted               Head-mounted display and operating room personal
display/ORPC               computer which integrates multiple video images in a
                           picture-in-picture format using voice commands from the head mounted display. Up to three head mounted displays can be used per system.

Stereo laparoscopes        Ten millimeter diameter stereo laparoscopes in both
                           0DEG. and 30DEG. angles of view.

StereoScope                Three-dimensional camera head for attachment to our
                           stereo laparoscopes.

Stereo Camera              High resolution stereo image processor.
Controller

Xenon Lightsource          High intensity 300 watt xenon light to illuminate the
                           Stereo Laparoscopes.

Endoscopy Cart             Cart which holds the Advanced System for Laparoscopy.

         All necessary 510(k) clearances to market the components of the ORPC have been received.


     SERIES 8000 ADVANCED VISUALIZATION AND INFORMATION SYSTEM FOR HEART SURGERY

         We have developed the Series 8000 for minimally invasive and other procedures in heart surgery. The components of the Series 8000 are individual modules, rack mounted in a custom console, and supplied as an integrated, upgradeable system.

      COMPONENT                         DESCRIPTION

CardioView                 Head-mounted display and information processing
                           computer which integrates three-dimensional visualization of surgical anatomy and related diagnostic and monitoring data. Up to four head mounted displays may be used simultaneously with each Series 8000. We expect to introduce a voice-activated control feature for CardioView in future versions of the Series 8000.

CardioCamera               Three-dimensional miniature high resolution digital
                           cameras. Cameras can be delivered directly into the surgical field by CardioGuide or externally by attachment to retractor systems.

StereoScope                Three-dimensional camera head for attachment to our
                           stereo endoscopes.

2D Endoscope Camera        Camera for attachment to conventional two-dimensional
                           endoscopes.

CardioController           High resolution stereo image processor which drives
                           all the CardioCameras in the heart operating room.

CardioLight                High power xenon light source incorporating
                           micro-illuminated light delivery technology.

CardioConsole              Console for rack mounting of all Series 8000 modules.

         All necessary 510(k) clearances to market the components of the Series 8000 have been received.

     STEREOSITE SYSTEMS FOR MICROSCOPY AND ENDOSCOPY

         We have developed a system designed specifically for microscopic procedures in head, neck and spine microsurgery, and plan to develop a similar system for endoscopic procedures. These systems will be marketed under the brand name of StereoSite.

       COMPONENT                               DESCRIPTION

Head mounted               Head-mounted display and information processing
display/Processor          computer which provides three-dimensional
                           visualization of surgical anatomy and related diagnostic and monitoring data. Up to four head mounted displays may be used simultaneously with each StereoSite system.

3-D Scope                  Small diameter, angled, rotatable 3-D endoscope.

MSVA Micro-stereo video adapter which retrofits to the surgical microscope to produce a 3-D video image to be displayed on the head mounted display. The micro-stereo video adapter incorporates twin endoscopic cameras.

Light Source               High power xenon light source incorporating
                           micro-illuminated light delivery technology.

         In the same manner as the Series 8000 and ORPC, the StereoSite systems incorporate advanced visualization principles and our platform technology in application specific packages. The StereoSite system targeted at microscopy incorporates the head mounted display and MSVA and the StereoSite system targeted at microendoscopy, when launched will incorporate the head mounted display, the 3-D Scope and the light source.

         All of the 510(k) clearances we require to market our StereoSite systems have been received. The StereoSite system for microscopy was first shipped in the first quarter of 1998. We expect to introduce the StereoSite system for endoscopy in 2000.

     OEM ENDOSCOPIC CAMERAS

         Our endoscopic cameras are the state-of-the-art in two-dimensional endoscopic imaging. We currently manufacture compact, high resolution endoscopic cameras for original equipment manufacture customers and strategic partners.

STRATEGIC ALLIANCES

         Our strategy is to leverage our position in both technology and distribution by forming strategic alliances with corporations and research institutions with respect to the development, regulatory approval and marketing of some of our products. We have entered into strategic partnering arrangements as follows:

    RICHARD WOLF, GMBH

         In December 1999, we entered into a three year agreement whereby Richard Wolf, GmbH, a leading company in the worldwide endoscopic instrumentation market, will exclusively distribute our 3D visualization and integration platform for minimally invasive applications in general surgery, gynecology and urology, in all markets outside the United States. We also have a non-exclusive co-marketing arrangement with Richard Wolf within the United States. In connection with the agreement, Richard Wolf placed an initial order for systems of various configurations, with deliveries scheduled to begin in the first quarter of 2000. This agreement is directly related to our change of strategic emphasis to target the largest potential near-term market segments for our 3D visualization technology - complex endoscopic procedures in general surgery, gynecology and urology.

    MEDTRONIC

         In November 1996, we entered into a strategic alliance with Medtronic, a leading heart company, providing for the distribution and co-promotion of our current and future visualization and information systems for heart surgery, including our Series 8000. At that time we also entered into a co-promotion agreement with Medtronic for the United States and Canada under which Medtronic was to promote these systems in conjunction with Medtronic's own proprietary products for minimally invasive heart surgery. Under that agreement, we were to be directly responsible for the sale and distribution of our products to customers in the United States and Canada. During the term of the co-promotion agreement, Medtronic agreed not to market or sell in the United States and Canada visualization products which were competitive with us in heart surgical procedures. This co-promotion agreement was replaced in June 1998 by an exclusive distribution agreement by the terms of which Medtronic directly distributed our visualization and information systems for heart surgery in the United States and Canada. The new distribution agreement was to terminate on April 30, 2003 unless Medtronic failed to meet some of the objectives described in the agreement or we or Medtronic breached material obligations.

         By the terms of the November 1996 agreement, Medtronic also acted as our exclusive distributor for our visualization and information systems for use in heart surgical procedures in Europe, the Middle East and Africa. Medtronic was responsible for obtaining all regulatory clearances other than the CE mark required in Europe and provided training and installation at its expense. Medtronic purchased the visualization and information systems for heart surgery for a transfer price to be adjusted each year. In June 1998, we extended this agreement on similar terms to cover direct distribution of the products by Medtronic in Japan, India and Australia. Medtronic's exclusive distributorship originally terminated on the third anniversary of the initial commercial release of the products in Europe, subject to earlier termination for Medtronic's failure to meet objectives outlined in the agreement or breach of material obligations by either party. In June 1998 the termination date was extended to April 30, 2003.

         Medtronic did not have the right to distribute products based upon the technology incorporated in the visualization and information systems for use in specialties other than heart surgery. Medtronic had the right of first refusal to obtain distribution rights for these products in other areas of the world.

         In July 1999, Medtronic expressed concern about our ability to function as a going concern. For a description of these concerns, please see "Risk Factors--We are, to a significant extent, dependent on distribution partners to sell our products."

         In March 2000, we agreed with Medtronic to terminate the sales agreement. Under the terms of this termination agreement, we will retain the responsibility to service our Series 8000 systems previously retained by Medtronic; otherwise we and Medtronic mutually agreed to release each other from any future obligations or claims. We also agreed to pay Medtronic up to approximately $800,000 relating to reimbursable sales and marketing expenses. Any payments made by us under the termination agreement will be made pursuant to a sales transition plan, whereby Medtronic will provide us with sales leads, introduce our sales representatives to current and potential Vista customers and assist our sales representatives in the sales process. For each purchase order received by us as a result of the sales transition plan, we have agreed to grant Medtronic shares of our Common Stock equal in value to the gross margin on such sales, to a maximum aggregate share value of $1,000,000. This sales transition plan will be in force for a period of six months, after which our obligation to pay any amount to Medtronic under the termination agreement will be released, regardless of the value of any payments of our Common Stock made up to such date. Furthermore, in connection with entering into the original agreement with Medtronic, Medtronic purchased 2,000,000 shares of our Series C Preferred Stock for $10.0 million. These shares were automatically converted into 1,500,000 shares of our common stock at our initial public offering of our common stock in July 1997. As an additional condition of the termination agreement, Medtronic has agreed that it will not sell any of our common stock in the open market transition for a price of less than $1.75 per share, until at least December 31, 2000.

         We have agreed heads of terms, subject to a definitive agreement, with an international cardiac products company with new technology in development which we believe will not only allow us to transition distribution of our visualization technology in heart surgery, but facilitate adoption of truly endoscopic heart bypass surgery.

     HEARTPORT

         In February 1997, we entered into a Supply and Services Agreement with Heartport, a company developing minimally invasive technology for heart surgery. We sold four Series 8000 systems to Heartport in September 1997, for use in the Heartport Research and Training Center in Salt Lake City, Utah. Heartport agreed to use the Series 8000 in its training centers, to promote in its training courses the utilization of the Series 8000 and to endorse the Series 8000 as the preferred three-dimensional video visualization and information solution for minimally invasive heart surgery. Heartport has now closed its research and training center and the supply and service agreement between us and Heartport was cancelled on October 19, 1998 by mutual agreement. We forgave the last scheduled payment of $100,000. Heartport returned the four systems to us and the warrant to purchase up to 100,000 shares of our common stock originally granted to Heartport has been canceled.

     SOFAMOR DANEK

         In January 1998, we entered into an exclusive distribution agreement appointing Sofamor

Danek, a leading provider of systems for spinal surgery, as our exclusive worldwide distributor for our current and future StereoSite systems, the visualization and information systems for neurosurgery, spinal surgery, radiation delivery, otolaryngology and maxillofacial surgery. Under the agreement, we were responsible for obtaining all regulatory clearances in the United States and all necessary CE mark clearances in Europe for the StereoSite systems. Sofamor Danek was responsible for obtaining all other regulatory clearances. Sofamor Danek acquired our StereoSite systems for a transfer price that was to be adjusted each year, and in 1998 and 1999 Sofamor Danek was required to make guaranteed minimum purchases of StereoSite systems as long as conditions outlined in the agreement were fulfilled. Sofamor Danek's distributorship would terminate if Sofamor Danek failed to meet various performance objectives. The term of the distributorship expired on December 31, 2002, but were automatically extended for successive two-year periods if certain performance criteria was to be met. Sofamor Danek had a right of first refusal to obtain distribution rights for our StereoSite systems for orthopedic surgery, other than arthroscopy.

         In January 1999, Sofamor Danek was acquired by Medtronic. In April 1999 our distribution agreement with Sofamor Danek was amended to become non-exclusive to allow us to appoint additional distributors, in recognition of a sales shortfall created when Sofamor Danek declined to purchase $1.6 million of StereoSite systems within the contractual time period. For an in-depth discussion of the implications if any of our strategy with respect to this modification, please see "Risk Factors--We are, to a significant extent, dependent on distribution partners to sell our products."

         Our distribution agreement with Medtronic Sofamor Danek has been terminated by mutual agreement in March 2000, on terms described in the section "Strategic Alliances - Medtronic."

         We had also entered into a cooperative technology agreement with Sofamor Danek, under which we agreed to work exclusively together in performing research and development specifically designed to enhance StereoSite systems or integrate StereoSite systems with Sofamor Danek's image guidance systems and various other products, including systems and instruments for spinal surgery. This agreement has also been terminated by mutual agreement.

     OEC MEDICAL SYSTEMS

         In January 1999, we entered into a purchasing agreement with OEC Medical Systems, Inc., which was subsequently acquired by General Electric, under which our head mounted display systems were to be purchased by OEC and sold to their customers in conjunction with their fluoroscopy equipment in the medical imaging market. The agreement, which ran through August 1999, but included provisions for renewal, calls for OEC to place purchase orders for head mounted display systems with us which are to be governed by the terms of the agreement. In conjunction with the signing of this agreement, OEC placed an initial purchase order with us for a quantity of head mounted display systems with deliveries extending through September 1999. Some technical difficulties caused the delay of our delivery to OEC of the final portion of the original purchase order and we have been informed by OEC that this final delivery is to be cancelled. We do not anticipate further deliveries under the purchasing agreement.

     GDE SYSTEMS

         In February 1997, GDE Systems, a leading military electronics and information management company, granted us an exclusive worldwide license to software, documentation and trademarks of GDE for use in the medical field. Since 1993, GDE's subsidiary, Healthcom, had been adapting the software licensed to us to provide high-speed, image-based information processing and networking capabilities specifically for medical applications. In connection with the license, we issued to GDE shares of our common stock with a value based on the initial public offering price, of $250,000 and will pay GDE a royalty on revenues derived from any products based upon or derived from the GDE software. We also made a non-refundable payment of $250,000 in December 1998 as a combination of royalty payments earned through such date and a royalty advance creditable against future royalties. Under this license agreement, we hired three of GDE's software development engineers. GDE has a right of first refusal to license our improvements to the software for use in non-medical markets, subject to the payment of a royalty to us.

     COGENT LIGHT

         We formed a strategic alliance with Cogent Light in March 1996, under a memorandum of understanding, to cooperate in the development of products for minimally invasive heart surgery which incorporate Cogent Light's proprietary light fiber delivery technology. Under the memorandum of understanding, Cogent Light is currently providing its single fiber and MicroBundle technologies exclusively for incorporation into our Series 8000 product, including our products, CardioCamera and CardioLight. The memorandum of understanding stipulates that we will incorporate only a Cogent Light source in our heart surgical instrumentation provided such light source meets all of our performance requirements. The CardioLight, incorporating Cogent Light single fiber technology, is not suitable for use with our new StereoScope which we are now supplying with the Series 8000 for heart surgery and has therefore been replaced by a light source from another supplier.

     KAISER AEROSPACE

         In July 1995, we entered into a Manufacturing Supply Agreement with Kaiser Electro-Optics, a subsidiary of Kaiser Aerospace. This agreement was then amended in December 1997. In December 1997, we entered into a Technology Strategic Alliance: Memorandum of Understanding with Kaiser Aerospace, which superseded a similar agreement entered into with Kaiser Electro-Optics in July 1995. The technology strategic alliance provides that Kaiser Aerospace will cooperate with us in joint development programs related to the head mounted display to be negotiated on an arms-length and project-by-project basis for a five-year term. We will also contract with Kaiser Electro-Optics for development and manufacturing services related to the head mounted display, including initial production quantities. The manufacturing supply agreement with Kaiser Electro-Optics provides that they will be our preferred supplier for a five-year period for not less than 75% of our requirements for the optical subassembly of the head mounted display, provided that pricing and other terms are competitive and mutually agreed upon. Under the technology strategic alliance with Kaiser Aerospace, they granted a right of first refusal to exclusively license independently developed new technology or devices for medical applications. Reciprocally, in December 1997, we entered into a License Agreement with Kaiser Aerospace under which we exclusively licensed to Kaiser Aerospace the right to manufacture and distribute industrial and professional versions of our head mounted display in market segments other than medicine in return for an up-front payment and royalties based on sales.

     IMAGYN MEDICAL TECHNOLOGIES

         In December 1996, Urohealth Systems, Inc., which subsequently changed its name to Imagyn Medical Technologies in 1997, entered into a license agreement with us under which we exclusively licensed visual instrument technology developed principally for the field of gynecology, which we call the Newman technology, to Imagyn for use in gynecology, urology and general surgery on a worldwide basis. Imagyn will pay us a sliding royalty based on sales of products incorporating the Newman technology, subject to defined maximums and minimums. The agreement may be terminated if there is an uncured material breach or insolvency by either party. In connection with the license agreement, the parties entered into a consulting agreement whereby we agreed to use our reasonable efforts to provide the services of Allen Newman, one of our officers, as a consultant to Imagyn on a limited basis. We previously licensed the exclusive rights to the Newman technology from Mr. Newman in September 1994. Our license agreement with Mr. Newman was amended in December 1996 to permit the sublicense of the Newman technology to Imagyn. In connection with the amendment of our license agreement with Mr. Newman, we paid Mr. Newman an additional sum of money and agreed to pay him a percentage of the royalties received from Imagyn for sales of disposable products manufactured under the sublicense. In May 1999, Imagyn filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in June 1999 filed a plan of reorganization in connection with the petition. Imagyn has not yet commercialized products based on the Newman technology, which we believe was related to their financial condition. Imagyn has now emerged from Chapter 11, with new financing, and we are communicating concerning revised standards of performance under the license agreement and the prospects for commercialization of the products.

LICENSE AGREEMENTS

         We have licensed certain aspects of our technology from third parties.

     MCKINLEY OPTICS, INC.

         In September 1995, Mr. H. McKinley and McKinley Optics, Inc. granted to us a perpetual, exclusive, worldwide license in the medical field to make, have made, modify, use, lease, market, sell and otherwise distribute certain endoscopes and other medical products incorporating a stereo objective lens and/or a relay lens configuration. Under the terms of this license agreement, we are obligated to pay McKinley an annual maintenance royalty, additional royalties upon the sale of certain numbers of systems incorporating the McKinley technology and royalties on net sales of products incorporating the McKinley technology. The exclusive license granted under this agreement becomes a non-exclusive license, or, under certain circumstances, the license terminates, in the event we fail to pay any royalties. In addition, we have the right to terminate the agreement with limited notice.

     FUJI

         In June 1996, Fuji Film Co. and Fuji Photo Optical Co., Ltd. granted to us a non-exclusive license to certain optical zoom technology for use in endoscopes. We are obligated to pay royalties on net sales of products in the United States which incorporate Fuji's technology. Fuji may terminate the agreement if we do not cure any violation of the agreement within a limited period of time. Our failure to retain rights to these technologies could negatively impact our business.

     CARL ZEISS

         In August 1998, Carl Zeiss granted us non-exclusive rights in the medical field to three issued United States patents and four pending foreign applications. We are obligated to pay Zeiss royalties on sales of products incorporating the licensed technology and to provide technical and applications support, at our current rates for such services, to parties that previously acquired Zeiss' Endo-Live Stereo Endoscope, now discontinued. Zeiss may terminate the agreement in the event of a material breach by us which is not cured within a limited period of time. Our failure to retain rights to the Zeiss patents could negatively impact our business.

INTELLECTUAL PROPERTY PROTECTION

         We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of December 31, 1999, we had exclusive ownership rights to 15 issued United States patents, 9 pending United States patent applications and 4 pending foreign applications covering various aspects of our devices and systems. Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 8 pending foreign applications covering various aspects of our devices and systems. In 1998 we additionally obtained from Carl Zeiss non-exclusive rights to three issued United States patents and four pending foreign applications. We intend to file additional patent applications in the future. The failure of such patents to issue could damage our ability to protect our proprietary information.

         Our future success will depend, in part, on our ability to continue to develop patentable products, enforce our patents and obtain patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. We are not certain that patents will issue from any patent applications owned by or licensed to us or that, if patents do issue, the claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any issued patents owned by or licensed to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

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

     DEVICE CLASSES

         In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Our products to date have either been classified as Class I or Class II devices.

         Class I devices are subject to general controls, such as establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to "good manufacturing practice" standards. Class II devices are subject to general controls and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Examples of Class III products include, life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices. Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A pre-market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application. A pre-market approval application typically takes several years to be approved by the FDA.

     DEVICE  APPROVAL

         Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a premarket approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device substantially equivalent to a predicate device. The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence. The FDA requires a rigorous demonstration of substantial equivalence.

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

     INVESTIGATIONAL DEVICE EXEMPTION APPLICATION

         All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA's investigational device exemption regulations. If the device presents a "significant risk," the manufacturer or distributor of the device is required to file an investigational device exemption application with the FDA prior to commencing human clinical trials. This application must be supported by data, typically the result of animal and bench testing. If the application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. If the device presents a "non-significant risk," approval by an institutional review board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements. However, the FDA can disagree with a non-significant risk device finding.

         Any products which we manufacture or distribute are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, "good manufacturing" requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA. A new 510(k), pre-market approval or pre-market approval supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), pre-market approval or premarket approval supplement.

     FOREIGN REQUIREMENTS

         Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. Our failure to comply with regulatory requirements would jeopardize our ability to market our products. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. Since June 1998, all medical devices sold in the European Union must bear the CE mark. Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest. Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a "European Notified Body." After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

MARKETING AND SALES

         We organize our sales and marketing efforts by optimizing the configuration of our systems for specific applications and disciplines and distributing them via partners' sales forces or directly as appropriate. We believe that this type of structure provides the commitment and focus necessary to introduce and support new advanced technology to distinct market segments. As we enter additional market segments we will seek to preserve the distinct focus, although there is a limit to the extent of segmentation possible. In all cases we follow specific principles in developing our business.

     TRAINING

         The introduction of new technology requires training for both surgeons and operating room personnel. We began training programs in minimally invasive gastric bypass in January 2000 in conjunction with the Alvarado Center for Surgical Weight Control. We began company sponsored heart training programs in the third quarter of 1997. In June 1998 we transferred responsibility for this training to Medtronic and in March 2000 we took back responsibility for this training.

       CLINICAL EVALUATION

         All of our product lines have been developed with frequent input from our three clinical advisory boards which are discussed under "--Clinical Advisory Boards." This evaluation phase is expected to progress into a publication phase with advisors publishing results of their experience in leading publications or speaking at major clinical conferences. We support such research, although we have no control over the content or timing of any publication or presentation, because impartial education of the general clinical audience is a key component in establishing procedure and equipment acceptance. As part of our strategy, we also intend to continue to support seminars and symposiums and participate in industry trade shows either independently or in conjunction with our strategic partners.

     INTERNATIONAL SALES

         We have entered into a strategic relationship with Richard Wolf, GmbH, for distribution of our products in general surgery, gynecology, and urology in all international markets. For a description of that relationship, please see "--Strategic Alliances--Richard Wolf, GmbH." As of March 2000, we took back responsibility for sales of our products in all other fields and markets. We will continue to evaluate partnership opportunities as appropriate for international sales of all of our product lines.

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

         Although several companies compete with aspects of our visualization product line, we believe there is no single company which offers a complete and integrated advanced visualization and information system specifically directed at minimally invasive microsurgical applications. In addition, we are not aware of any other head-mounted display which has been cleared for marketing in surgical applications by the FDA. We do believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery. Also, several companies are currently developing and marketing visualization products for minimally invasive microsurgery which could be applied to heart surgery. There can be no assurance that we will be successful in competing with any such companies.

         Technological advances in other therapies for heart disease such as drugs, interventional cardiology procedures or future innovations in heart surgery techniques could make such other therapies more effective or lower in cost than minimally invasive microsurgery and could render heart minimally invasive microsurgery obsolete.

CLINICAL ADVISORY BOARDS

         We have established three clinical advisory boards made up of leading surgeons, one focused on minimally invasive heart surgery, another focused on head, neck and spine microsurgery and a third general advisory board focused on several other specialties. We have also formed a research advisory board to conduct specific research in the development of techniques applicable to the use of video assistance in minimally invasive heart surgery. Members of the clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. Our clinical advisory boards are intended to act as a clinical reference for us and to provide access to potential training sites for our visualization products.

EMPLOYEES

         As of February 15, 2000, we had 25 full-time employees, none of whom hold advanced degrees. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

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

WE NEED ADDITIONAL FUNDS TO SUPPORT OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WILL HAVE TO CEASE OR SIGNIFICANTLY SCALE BACK OUR OPERATIONS.

         Our existing working capital will not be sufficient to meet our present needs past April 2000. If we are unable to raise sufficient funds in the offering in which we are currently engaged, we may be unable to continue operations. If this offering is not consummated on the required schedule or on terms acceptable to us, we may be required to curtail or significantly scale back our operating plans and possibly relinquish rights to portions of our technology or products and discontinue our operations. Our liquidity and capital requirements will depend upon numerous factors, including the following:

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

         - The costs of developing marketing and distribution capabilities.

         If our current offering is successful, we anticipate that the net proceeds from the offering and the interest income generated from those proceeds, together with our existing cash, cash equivalents and short-term investments and product revenues will be sufficient to fund our operations through the year 2000. Circumstances, however, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from this offering and require us to seek additional funds to support our operating requirements.

WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

         On February 10, 2000, our common stock ceased to be quoted on the Nasdaq National Market and began to be quoted on the Nasdaq SmallCap Market as a result of Nasdaq's concern about our ability to maintain continued compliance with some of the Nasdaq National Market requirements for continued quotation. We presented Nasdaq with a compliance plan to address this and other concerns in an effort to ensure that our common stock would continue to be quoted on the Nasdaq SmallCap Market. The compliance plan consisted of obtaining additional capital, a process in which we are currently engaged, and effecting a reverse split of our comon stock. We cannot assure you, however, that we will be successful in our compliance plan, or that even if successful, Nasdaq will continue to allow our common stock to be quoted on the Nasdaq SmallCap Market. If we are unable to maintain our status on the Nasdaq SmallCap Market, there may not continue to be an active trading market for our common stock. If this occurs, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

         Since our formation in July 1993, and as of December 31, 1999, we had incurred cumulative net losses of $57.9 million. We expect to incur substantial losses for at least the next 12 months. We may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

WE ARE, TO A SIGNIFICANT EXTENT, DEPENDENT ON DISTRIBUTION PARTNERS TO SELL OUR PRODUCTS.

         We do not have a sales force and, in the past, have been primarily dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of products derived from our core three-dimensional technology. Both of these agreements have recently been terminated. We are in discussion with and have agreed heads of terms subject to a definitive agreement with an international cardiac products company to transition distribution in heart surgery and to continue support to our heart customer base. However, this transition may not be achieved without operational disruption and unplanned cost, or at all. If we are unable to make this transition, we may be unsuccessful in distributing our heart surgery products and may lose significant revenues as a result thereof.

         In addition, we have changed recently our strategic emphasis for our core three-dimensional technology to general surgery, gynecology and urology. Although we have signed an exclusive agreement for international distribution in those market segments and a non-exclusive co-marketing arrangement in the United States with Richard Wolf, GmbH, we cannot assure you that we will be successful in these areas of sales. Even if we are successful, we cannot assure you that the revenue achieved in these areas of emphasis will be sufficient to compensate for the loss of sales revenue from the termination of our agreements with Medtronic and Sofamor Danek. Either of these results could have an adverse affect on our financial condition and results of operations.

         OUR PROFITABILITY IS DEPENDENT UPON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS BASED ON OUR CORE THREE-DIMENSIONAL TECHNOLOGY.

         Products derived from our core technology - the ORPC for general surgery, the Series 8000 for minimally invasive heart surgery and StereoSite systems for head, neck and spine microsurgery - are expected to account for the majority of our revenues over the next several years. The demand for these products may not be sufficient to allow us to achieve profitable operations.

         Our development efforts for improvements to these products may not be successful. In addition, other products under development may not be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.

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

         Even if the clinical safety and effectiveness of minimally invasive microsurgical procedures is established in general surgery, heart and other specialties, surgeons, specialists and other physicians may choose not to recommend the procedures for any number of other reasons. Adoption of these procedures by doctors will depend, for example, upon our ability to facilitate training of surgeons to perform minimally invasive microsurgery and the willingness of such surgeons to perform such procedures. Doctors may also elect not to recommend the minimally invasive procedures based on possible unavailability of acceptable reimbursement from health care payors. Health care payor acceptance may require evidence of the cost effectiveness of minimally invasive procedures as compared to other currently available treatments. We believe that physician endorsements will be essential for clinical adoption of minimally invasive procedures and these endorsements may not be obtained. Patient acceptance of new procedures will depend upon doctor recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

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

         Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product. In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. For additional information concerning the regulatory framework under which we operate, please see "Business--Government Regulation."

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

         We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery. Several companies are currently developing and marketing visualization products for minimally invasive microsurgery which could be applied to general surgery, heart surgery, or to head, neck and spine microsurgery.

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

WE HAVE LIMITED EXPERIENCE MARKETING OUR PRODUCTS OVERSEAS AND MAY NOT BE SUCCESSFUL IN EXPANDING INTO INTERNATIONAL MARKETS WITHOUT EXPERIENCED PARTNERS.

         We have limited experience in directly marketing our products overseas. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could negatively impact our business. The anticipated international nature of our business is also expected to subject our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our products are sold, including laws regulating manufacture and sale of medical devices. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

         We have licensed some aspects of our technology from third parties. The rights under the governing agreements may be terminated if we breach our obligations or in other circumstances. Our failure to retain rights to these licensed rights could negatively impact our business. For additional information concerning the agreements which govern these relationships, please see "Business--Strategic Alliances" and "Business - Licenses."

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

         Members of our clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. As a result, they only spend a limited amount of time on our business. Although we have entered into consulting agreements, including confidentiality provisions with each of the members of our clinical advisory boards, the consulting and confidentiality agreements between us and each of the members of our clinical advisory boards may be terminated or breached.

OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND YOUR INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

         The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically been highly volatile and may be significantly affected by factors such as:

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

WE ARE NOT USING UNDERWRITERS TO SELL THE COMMON STOCK IN OUR CURRENT OFFERING.

         The common stock in the offering we are currently engaged in is being offered directly by us to a limited number of investors. We will not engage any broker-dealers or underwriters to sell the common stock offered by our prospectus. We are not experts in selling stock. As a result, we may not be as successful as a professional broker-dealer in marketing the common stock. In fact, we may not be able to sell the stock at all. If we are unable to locate and negotiate terms of a sale satisfactory to us, we will only be able to fund our operations through April 2000 without additional funding, and may be forced to discontinue our operations.

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

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS AND ANY GAINS FROM YOUR INVESTMENT IN OUR STOCK WILL HAVE TO COME FROM INCREASES IN THE PRICE OF SUCH STOCK.

         We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

OUR CHARTER DOCUMENTS MAY PREVENT US FROM PARTICIPATING IN TRANSACTIONS THAT COULD BE BENEFICIAL TO YOU.

         Our charter documents contain provisions that may make it more difficult or discourage a change in control. This may adversely affect the market price of our common stock.

FUTURE OFFERINGS COULD DILUTE YOUR INTEREST IN YOUR STOCK.

         If the net proceeds of our current offering, together with available funds and cash generated from operations, are insufficient to satisfy our cash needs, we may be required to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Item 2. PROPERTIES

         Our facilities consist of approximately 6,500 square feet of office space located in Carlsbad, California, in which our executive offices, some marketing staff and software engineers are located. The lease for our Carlsbad facility expires in December 2000. In addition, we maintain a facility of approximately 37,100 square feet in Westborough, Massachusetts in which our development, engineering, manufacturing operations and customer service personnel are located. The leases under which we have acquired the right to occupy the Westborough facilities expire at various points in time beginning in October 2001 and ending in October 2002. During the third quarter of 1999, a restructuring and workforce reduction led us to close part of our Westborough facilities. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

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

        None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Price of and Dividends on the Registrant's Common Equity.

         Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq SmallCap Market under the symbol "VMTI." The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National market from July 2, 1997 (the date of our initial public offering) through December 31, 1999.

                                                  HIGH         LOW
                                                  ----         ---
3rd Quarter 1997............................      18.50        8.88

4th Quarter 1997............................      15.50        8.88

1st Quarter 1998............................      13.13        8.00

2nd Quarter 1998 ...........................      11.50        3.38

3rd Quarter 1998 ...........................       5.06        1.50

4th Quarter 1998............................       3.63        2.00

1st Quarter 1999............................       3.31        2.00

2nd Quarter 1999 ...........................       2.09        1.38

3rd Quarter 1999 ...........................       1.69        0.38

4th Quarter 1999............................       1.03        0.31


         On March 23, 2000 the last reported sale price of the Common Stock was $1.50. As of March 13, 2000, there were approximately 145 holders of record of the Common Stock.

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

                                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1995            1996           1997            1998            1999
                                                    ----            ----           ----            ----            ----
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Sales ..................................        $ 1,719         $ 2,244        $  4,141        $  6,572        $  5,516
  Costs and expenses:
     Cost of sales .......................          1,272           2,253           4,559           6,119           7,521
     Research and development ............          1,904           3,880           6,875           5,480           3,229
     Sales and marketing .................            834           2,057           5,011           5,953           2,890
     General and administrative ..........          1,034           3,103           5,499           5,039           2,178
     Restructuring expense ...............           --              --              --               940             690
                                                   ------         -------       ---------      ----------      ----------
  Total costs and expenses ...............          5,044          11,293          21,944          23,531          16,508
                                                   ------         -------       ---------      ----------      ----------
  Loss from operations ...................         (3,325)         (9,049)        (17,803)        (16,959)        (10,992)

  License income .........................           --             1,493            --              --              --
  Interest income ........................             51             117             926             900             218
  Other gains/(losses) ...................           --              --              --              (662)             51
                                                   ------         -------       ---------      ----------      ----------
  Net loss ...............................        $(3,274)        $(7,439)       $(16,877)       $(16,720)       $(10,723)
                                                   ======         =======       =========      ==========      ==========

  Basic and diluted net loss per share (1)        $(88.49)        $(37.01)       $  (2.51)       $  (1.26)       $  (0.79)
                                                   ======         =======       =========      ==========      ==========

Shares used in computing basic and
     diluted loss per share (1) ..........         37,000         201,000       6,731,000      13,312,000      13,594,000
                                                   ======         =======       =========      ==========      ==========

                                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
BALANCE SHEET DATA:                                 1995            1996           1997            1998            1999
                                                    ----            ----           ----            ----            ----
                                                                              IN THOUSANDS
Cash, cash equivalents and short-term
   investments ............................      $  3,339         $ 10,285       $ 24,113       $  8,803       $  1,658
  Working capital .........................         4,224           10,805         25,977         12,128          2,972
  Total assets ............................         5,208           14,316         32,130         16,605          7,367
  Total debt ..............................          --               --             --             --             --
  Accumulated deficit .....................        (6,181)         (13,620)       (30,498)       (47,218)       (57,941)
Total stockholders' equity (deficit) ......         4,707           12,961         29,866         14,666          4,584


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

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market products that provide information to doctors performing minimally invasive heart, head, neck and spine, general surgical and other selected microsurgical procedures. We have generated minimal revenues from the sales of these products since our formation in July 1993. We expect to continue to incur substantial losses for at least the next 12 months. As of December 31, 1999, our accumulated deficit was approximately $57,941,000. We are not certain that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

         At December 31, 1997, 1998, and 1999, we had 104, 76 and 25 employees, respectively. We had increased our staffing significantly during 1996 and 1997 to support our research and development, manufacturing scale up, service and support, sales and marketing and general and administrative activities related to new products. In June 1998, however, we entered into a broader distribution agreement with Medtronic whereby they were to distribute our Series 8000 system for cardiac surgery in the United States as well as international markets and we no longer needed a direct sales organization. The signing of this agreement precipitated a broad restructuring of our operations which resulted in a significant downsizing of our work force from prior levels. We expect staffing to continue to increase modestly in the near term to approximately 35 employees and stabilize at or near that level for the balance of our fiscal year 2000. Our expectation is based on the fact that significant development work on our core platform technology is now complete and on strategic decisions to partner rather than develop an independent distribution capability.

OUR RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    SALES

         We had revenues from product sales of $5,516,000 for the year ended December 31, 1999 and revenue from product sales and distribution fees of $6,572,000 for the year ended December 31,1998. The decrease in revenues from 1998 to 1999 was due to a reduction in sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, our distributor in the head, neck and spine market, and a reduction in sales of our Series 8000 Advanced Visualization and Information System for minimally invasive cardiac surgery during 1999 compared to 1998. These were partially offset by higher sales of OEM products, including deliveries to a second OEM customer in the 1999 period, by product deliveries to a second distributor for the head, neck and spine market during 1999 and by product sales to OEC Medical (subsequently acquired by General Electric) for the medical imaging market during the 1999 period. Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1997, three customers accounted for 25%, 19% and 10% of revenues, respectively; during 1998 three customers accounted for 34%, 25% and 13% of revenues, respectively, and during 1999, three customers accounted for 45%, 28% and 16% of revenues, respectively.

    COSTS AND EXPENSES

         Cost of sales. Our cost of sales were $7,520,000 and $6,119,000 for the years ended December 31, 1999 and 1998, respectively. The increase in cost of sales during the 1999 period was primarily due to significant inventory reserve charges we took in 1999 compared to 1998, partially offset by lower product sales levels during the 1999 period and a reduction in manufacturing overhead expenses during 1999 compared to 1998.

         Research and development expenses. Our research and development expenses were $3,229,000 and $5,480,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts.

         Sales and marketing expenses. Our sales and marketing expenses were $2,890,000 for the year ended December 31, 1999 and $5,953,000 for the year ended December 31, 1998. The decrease in sales and marketing expenses reflects the transition of all sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive heart surgery in the United States to Medtronic following an agreement announced at the end of June 1998 and a reduction in staffing and related expenses as a result of a restructuring completed during the third quarter of 1999.

         General and administrative expenses. Our general and administrative expenses were $2,178,000 and $5,039,000 for the years ended December 31, 1998 and 1998, respectively. The decrease was primarily due to a reduction in staffing and related expenses following a third quarter restructuring, a reduction in deferred compensation expense and lower professional, legal and consulting service fees.

         Restructuring expenses. We recorded restructuring charges of $690,000 during the year ended December 31, 1999 and restructuring charges of $940,000 during the year ended December 31, 1998. The restructuring expenses during 1999 relate to a decision to close part of our facilities in Westborough, MA after a significant reduction in our workforce during the third quarter of 1999 and represents the value of continuing lease obligations. The restructuring expenses in 1998 related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the United States for our Series 8000 System for minimally invasive cardiac surgery to Medtronic, termination and severance payments to employees in connection with a general company restructuring and work force reduction, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instruments and sutures earlier than previously planned.

        OTHER INCOME AND LOSSES

         Interest income. Our net interest income was $218,000 for the year ended December 31, 1999 compared to $900,000 for the year ended December 31, 1998. The decrease was due primarily to decreasing average investment balances of our excess cash.

         Other gains and losses. We had other gains of $51,000 for the year ended December 31, 1999 and other losses of $662,000 for the year ended December 31, 1998. The gains during the 1999 period relate to sale of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.), while the losses during the 1998 period relate to recognition of a permanent reduction in value of those securities.

        TAXES

         At December 31, 1999, we had federal and state tax loss carry forwards of approximately $44,990,000 and $40,207,000, respectively. The federal and state tax loss carry forwards will expire in 2010 and 2000, respectively, unless previously utilized. At December 31, 1999, we also had federal and state research tax credit carry forwards of approximately $1,835,000 and $952,000 respectively, which will begin to expire in 2010 unless previously utilized. We have provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    SALES

         We had revenues from product sales and distribution fees of $6,572,000 and $4,141,000 for the years ended December 31, 1998 and 1997, respectively. The increase in revenues from 1997 to 1998 was primarily due to sales of our Series 8000 Advanced Visualization and Information ("Series 8000") product for minimally invasive cardiac surgery launched in September 1997, and sales of StereoSite systems and associated distribution fees paid by Sofamor Danek, our strategic partner and exclusive distributor for the HNS market. Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1996 three customers accounted for 30%, 27% and 25% of revenues; during 1997, three customers accounted for 25%, 19% and 10% of revenues, respectively; during 1998 three customers accounted for 34%, 25% and 13% of revenues, respectively.

    COSTS AND EXPENSES

         Cost of sales. Our cost of sales were $6,119,000 and $4,560,000 for the years ended December 31, 1998 and 1997, respectively. The increase in cost of sales was primarily due to increased costs corresponding to the growth in revenues partially offset by lower manufacturing scale-up expenses incurred in 1998 versus 1997 to accommodate new product launches targeted at cardiothoracic and HNS markets with our Series 8000 and StereoSite systems, respectively.

         Research and development expenses. Our research and development expenses were $5,480,000 and $6,875,000 for the years ended December 31, 1998 and 1997, respectively. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts, both in the second half of the year as major product launches were completed by the end of the first half of 1998.

         Sales and marketing expenses. Our sales and marketing expenses increased from $5,011,000 in 1997 to $5,953,000 in 1998. The increase in sales and marketing expense was attributable to the development and expansion of our cardiothoracic surgery sales force in the first half of 1998 and increased marketing efforts associated with commercialization of new products. During the second half of the year sales and marketing expenses decreased as a result of transitioning all sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive cardiac surgery in the United States to Medtronic following an agreement announced at the end of June 1998.

         General and administrative expenses. Our general and administrative expenses were $5,039,000 and $5,499,000 for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily due to a reduction in staffing and related expenses following a second quarter restructuring, a reduction in deferred compensation expense and lower professional, legal and consulting service fees partially offset by increased costs associated with being a public company for the full year of 1998 compared to a half year in 1997.

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

    OTHER INCOME AND LOSSES

         Interest income. Our net interest income decreased from $926,000 in 1997 to $900,000 in 1998, due primarily to decreasing average investment balances in the second half of the year of excess cash following our initial public offering in July of 1997.

         Other losses. We reported other losses of $662,000 in 1998 and had no such corresponding losses for 1997. The losses for 1998 relate to recognition of a permanent reduction in value of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.)

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $7,157,000, $14,177,000 and $15,494,000 in 1999, 1998 and 1997, respectively. The decrease in net cash used in operating activities during 1999 compared to 1998 was primarily attributable to decreasing net losses and lower inventory purchases offset by lower non-cash expense for depreciation and amortization and no customer advance payments in 1999 compared to 1998. The decrease in net cash used in operating activities in 1998 compared to 1997 was primarily attributable to lower inventory purchases and higher non-cash expenses for depreciation and amortization and asset write-downs during 1998 offset by increasing payments on accounts payable and increasing accounts receivable balances.

         Net cash provided by investing activities was approximately $809,000 and $14,209,000 in 1999 and 1998, respectively and net cash used in investing activities was approximately $20,024,000 in 1997. The decrease in net cash provided by investing activities in 1999 compared to 1998 was primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment. The net cash provided by investing activities in 1998 was primarily attributable to the maturities of short term investments offset by purchases of property and equipment. The net cash used in investing activities in 1997 was primarily attributable to the purchase of short term investments and the purchase of property and equipment related to increased staffing, expansion of manufacturing capabilities and marketing demonstrations.

         Cash flows from financing activities were $91,000, $265,000 and $32,728,000 in 1999, 1998 and 1997, respectively. The cash flows from financing activities in 1999 and 1998 were primarily attributable to proceeds from the purchase of stock by employees through our employee stock purchase plan and the exercise of stock options. Cash flows from financing activities in 1997 were primarily attributable to proceeds from our initial public offering.

         We anticipate that our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through April 2000. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point and we estimate $3,500,000 in additional financing will be required to fund operations through December 31, 2000. We are currently engaged in an offering to raise the additional capital necessary to fund our operations, however, we may not be successful in our efforts. In addition, certain circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds and require us to seek additional funds to support our operating requirements. Accordingly, we may, from time to time, seek to raise additional funds through public or private equity financings, debt financings or from other sources. Additional financing may not be available at all or that, if available, that we could obtain financing on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, our investment portfolio included fixed-income securities of $1.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

                                                                     PAGE NO.
                                                                     --------
         Report of Ernst & Young LLP, Independent Auditors.............F-2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 1998
                  and 1999.............................................F-3
         Consolidated Statements of Operations for the years
                  ended December 31, 1997, 1998 and 1999...............F-4
         Consolidated Statements of Stockholders' Equity for
                  the years ended December 31, 1997, 1998 and 1999.....F-5
         Consolidated Statements of Cash Flows for the years
                  ended December 31, 1997, 1998 and 1999...............F-7
         Notes to Consolidated Financial Statements....................F-8

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

(c)  Exhibits

  NUMBER
  EXHIBIT               DESCRIPTION

3.2(1)     Restated Bylaws.
4.1(1)     Form of certificate for common stock.
10.1(1)    Asset Purchase Agreement between with AST, dated September 15, 1995
10.2(1) Asset Purchase Agreement with ProMedica Distribution, Inc. and stockholders of ProMedica Distribution, Inc., dated July 26, 1996.
10.3(1) Series A-1 Preferred Stock Purchase Agreement with the purchasers listed on Schedule A thereto, dated July 27, 1995.
10.4(1) Series B Preferred Stock Purchase Agreement with the investors listed on Schedule A thereto, dated July 12, 1996.
10.5(1) Series C Preferred Stock Purchase Agreement with Medtronic Asset Management, Inc., dated November 27, 1996.
10.6*(1) Manufacturing Supply Agreement with Kaiser Electro-Optics, Inc., dated July 19, 1995.
10.7*(1)   Sales Agreement with Medtronic, Inc., dated November 27, 1996.
10.8*(1)   Supply and Services Agreement with Heartport, dated February 22,
           1997.
10.9*(1) Supplemental Rights Agreement with Medtronic, Inc., dated November 27, 1996.
10.10(1) Amended and Restated Investors' Rights Agreement with the stockholders listed on Schedule A thereto, dated November 27, 1996.
10.11(1) Amendment to the Amended and Restated Investors' Rights Agreement with Heartport and the stockholders listed on Exhibit A thereto, dated February 22, 1997.
10.12(1) Letter Agreement regarding Investment Representations and Registration Rights between us and Urohealth Systems, Inc., dated December 13, 1996.
10.13*(1)  Consulting Agreement with Harry R. McKinley, dated September 15,
           1995, as amended.
10.14*(1)  Consulting Agreement with Urohealth Systems, Inc., dated December 13,
           1996.
10.15(1)   Form of Professional Services Agreement.
10.16(1) Form of Non-Disclosure Agreement for Proprietary or Business Confidential Information.
10.17(1) Non-Competition, Non-Disclosure and Patent and Inventions Assignment Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991.
10.18*(1)  License and Development Agreement among Harry R. McKinley,
           McKinley Optics, Inc. and AST, dated December 18, 1991, as amended on June 28, 1994.
10.19*(1)  License Agreement with Allen Newman, dated September 2, 1994, as amended December 13, 1996.
10.20*(1)  Agreement to Amend License and Development Agreement with Harry R.
           McKinley and McKinley Optics, Inc., dated September 15, 1995. 10.21*(1) License Agreement with Kaiser Aerospace, dated July 19, 1995. 10.22*(1) Technology Strategic Alliance: Memorandum of Understanding with
           Kaiser Electro Optics, Inc., dated July 19, 1995.
10.23*(1)  Non-Exclusive License Agreement with Fuji Photo Film Co., Ltd. and
           Fuji Photo Film Optical Co., Ltd., dated June 25, 1996.
10.24(1) Memorandum of Understanding with Cogent Light Technologies, dated March 27, 1996.
10.25*(1)  License Agreement with Urohealth, dated December 13, 1996.
10.26*(1)  License Agreement with HealthCom, Inc. and GDE Systems, Inc., dated
           February 28, 1997.
10.27(1) Lease dated April 14, 1994, as amended by a certain First Amendment to Lease dated March 29, 1996 and a Second Amendment to Lease dated October 22, 1996 with Robert F. Tambone, as Trustee of MAT Realty Trust, u/d/t dated June 4, 1986.
10.28(1)   Standby Letter of Credit from Silicon Valley Bank, dated August 9,
           1996.
10.29(1)   1995 Stock Option Plan.
10.30(1)   1995 Stock Option Plan Form of Notice of Grant.
10.31(1)   1995 Stock Option Plan Form of Stock Option Agreement.
10.32(1)   1995 Stock Option Plan Form of Stock Purchase Agreement.

10.33(1)   1997 Stock Option/Stock Issuance Plan, as amended.
10.34(1)   1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.35(1)   1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.36(1)   1997 Stock Option/Stock Issuance Plan Form of Stock Purchase
           Agreement.
10.37(1)   1997 Employee Stock Purchase Plan.
10.38(1)   Form of Indemnification Agreement between us and each of our directors.
10.39(1)   Form of Indemnification Agreement between us and each of our officers.
10.40(1)   Form of Waiver of Registration Rights, dated February 28, 1997.
10.41(1)   1997 Stock Option/Stock Issuance Plan Form of Stock Issuance
           Agreement.
10.42(1) Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.43(2) Vista Medical Technologies, Inc. Third Amendment to Lease, dated September 1, 1997.
10.44(3) Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.45(3) Second Amendment to the Amended and Restated Investor's Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.46(3)   Fourth Amendment to Lease, dated October 30, 1997.
10.47(3) Technology Strategic Alliance: Memorandum of Understanding with Kaiser Electro Optics, dated December 9, 1997.
10.48(3) Amendment to Manufacturing Supply Agreement with Kaiser Electro-Optics, dated December 9, 1997.
10.49(3) Amendment to License Agreement with Kaiser Aerospace, dated December 8, 1997.
10.50*(3) License Agreement with Kaiser Aerospace, dated December 9, 1997. 10.51*(3) Exclusive Distribution Agreement with Sofamor Danek L.P., dated
           January 7, 1998.
10.52*(3)  Cooperative Technology Agreement with Sofamor Danek Group, Inc., dated January 7, 1998.
10.53(4) Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.54(5) Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.55(6) Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.56(6)   Employment Agreement with John Lyon dated December 28, 1998.
10.57(6)   Employment Agreement with Koichiro Hori dated December 28, 1998.
10.58(6)   Employment Agreement with Allen Newman dated December 28, 1998.
10.59(6)   Employment Agreement with Robert De Vaere dated December 28, 1998.
10.60(7)   Fifth Amendment to Lease dated April 30, 1999.
10.61(7)   Sofamor Danek letter Amendment dated April 1999.
10.62(8)   Agreement with John Lyon dated July 20, 1999.
10.63(8)   Agreement with Koichiro Hori dated July 20, 1999.
10.64(8)   Agreement with Allen Newman dated July 20, 1999.
10.65(8)   Agreement with Robert De Vaere dated July 20, 1999.
10.66*     Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney.
27.1       Financial Data Schedule

--------------
(1) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 2, 1997.

(2) Incorporated by reference to our Form 10-Q, filed on November 13, 1997.

(3)        Incorporated by reference to our Form 10-K, filed on March 30, 1998.

(4)        Incorporated by reference to our Form 10-Q, filed on August 12, 1998.

(5) Incorporated by reference to our Form 10-Q, filed on November 13, 1998.

(6)        Incorporated by reference to our Form 10-K, filed on March 29 1999.

(7)        Incorporated by reference to our Form 10-Q, filed on August 13, 1999.

(8) Incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 1999.

* Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securities Act.

SUPPLEMENTAL INFORMATION

         Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2000 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.

     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VISTA MEDICAL TECHNOLOGIES, INC.

         Date:  March 29, 2000         By:  /s/ John R. Lyon
                                          -------------------------
                                           John R. Lyon
                                           President and Chief Executive Officer

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

    SIGNATURE                               TITLE                                  DATE
    ---------                               -----                                  ----
/s/  John R. Lyon                   President, Chief Executive                  March 29, 2000
-----------------------------         Officer and Director (Principal
    (John R. Lyon)                    Executive Officer)

/s/  Robert J. De Vaere             Vice President of Finance and               March 29, 2000
-----------------------------         Administration and Chief
    (Robert J. De Vaere)              Financial Officer (Principal
                                      Financial and Accounting Officer)

/s/  James C. Blair                 Chairman of the Board and Director          March 29, 2000
-----------------------------
    (James C. Blair)

/s/  Olav B. Bergheim               Director                                    March 29, 2000
-----------------------------
    (Olav B. Bergheim)

/s/  Nicholas B. Binkley            Director                                    March 29, 2000
-----------------------------
    (Nicholas B. Binkley)

/s/  Daniel J. Holland              Director                                    March 29, 2000
-----------------------------
    (Daniel J. Holland)

/s/  Larry M. Osterink              Director                                    March 29, 2000
-----------------------------
    (Larry M. Osterink)

 Vista Medical Technologies, Inc.

                   Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors......................F-2

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1998 and 1999 .............F-3

Consolidated Statements of Operations for the years ended
         December 31, 1997, 1998 and 1999..............................F-4

Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1997, 1998 and 1999..............................F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1998 and 1999..............................F-7

Notes to Consolidated Financial Statements.............................F-8

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 1998 and 1999 and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, Vista Medical Technologies, Inc. has reported accumulated losses aggregating $57.9 million and lacks sufficient working capital to enable the Company to fund operations through the end of 2000, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                       /s/ Ernst & Young LLP

San Diego, California
January 31, 2000

                                         Vista Medical Technologies, Inc.

                                            Consolidated Balance Sheets

                                                                   DECEMBER 31,
                                                            ----------------------------
ASSETS                                                          1998            1999
                                                            ------------    ------------
Current assets:
   Cash and cash equivalents ............................   $  7,625,804    $  1,368,910
   Short-term investments ...............................      1,176,800         289,189
   Accounts receivable, net .............................        752,233       1,177,109
   Inventories, net .....................................      4,354,338       2,649,542
   Other current assets .................................        157,443         269,397
                                                             -----------    -------------
Total current assets ....................................     14,066,618       5,754,147
Property and equipment, net .............................      2,056,535       1,320,397
Patents and other assets, net ...........................        481,594         292,178
                                                            ------------    -------------
Total Assets ............................................   $ 16,604,747    $  7,366,722
                                                            ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................   $    552,441    $    985,520
   Accrued compensation .................................        300,807         205,481
   Accrued liabilities ..................................      1,085,009       1,591,276
                                                            ------------    ------------
Total current liabilities ...............................      1,938,257       2,782,277

Commitments

Stockholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 35,000,000
      Issued and outstanding shares - 13,572,101 in 1998
        and 13,795,525 in 1999...........................        135,721         137,955
   Additional paid-in capital ...........................     62,856,201      63,042,737
   Notes receivable from stockholders ...................        (78,375)        (78,375)
   Deferred compensation ................................     (1,030,420)       (576,738)
   Unrealized gain/loss on investments ..................          1,211            --
   Accumulated deficit ..................................    (47,217,848)    (57,941,134)
                                                            -------------   -------------
Total stockholders' equity ..............................     14,666,490       4,584,445
                                                            -------------   -------------
Total liabilities and stockholders' equity ..............   $ 16,604,747    $  7,366,722
                                                            =============   =============

SEE ACCOMPANYING NOTES

                        VISTA MEDICAL TECHNOLOGIES, INC.

                      Consolidated Statements of Operations

                                                      YEARS ENDED DECEMBER 31,
                                            --------------------------------------------
                                                1997            1998            1999
                                            ------------    ------------    ------------
Sales ...................................   $  4,141,082    $  6,572,473    $  5,516,104
Costs and expenses:
   Cost of sales ........................      4,559,521       6,119,108       7,520,480
   Research and development .............      6,875,069       5,479,788       3,229,330
   Sales and marketing ..................      5,010,953       5,953,102       2,890,436
   General and administrative ...........      5,498,820       5,039,183       2,177,517
   Restructuring expense ................           --           939,919         690,269
                                            ------------    ------------    ------------
Total cost and expenses .................     21,944,363      23,531,100      16,508,032
                                            ------------    ------------    ------------
Loss from operations ....................    (17,803,281)    (16,958,627)    (10,991,928)

Interest income .........................        926,243         900,379         218,017
Other gains/(losses) ....................           --          (662,090)         50,625
                                            ------------    ------------    ------------

Net loss ................................   $(16,877,038)   $(16,720,338)   $(10,723,286)
                                            ============    ============    ============

Basic and diluted loss per share ........   $      (2.51)   $      (1.26)   $      (0.79)
                                            ============    ============    ============

Shares used in basic and diluted loss per
   share computations ...................      6,731,000      13,312,366      13,594,328
                                            ============    ============    ============



SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

                                       CONVERTIBLE
                                     PREFERRED STOCK                  COMMON STOCK         ADDITIONAL
                                 -------------------------       ----------------------     PAID-IN
                                   SHARES         AMOUNT          SHARES       AMOUNT       CAPITAL
                                 -------------------------       ----------------------   -----------
Balance at December 31, 1996     11,574,252    $   115,742        538,224   $     5,382   $28,615,223

Exercise of stock
        options for cash               --             --          150,273         1,503        61,901
     Issuance of common
        stock for services             --             --            3,000            30        19,980
     Payments on notes
        receivable from
        stockholders                   --             --             --            --            --
     Issuance of common
        stock in conjunction
        with the initial
        public offering at
        $9.00 per share                --             --        4,000,000        40,000    32,554,990
Conversion of
        convertible
        preferred stock in
        conjunction with the
        initial public
        offering                (11,574,252)      (115,742)     8,680,679        86,807        28,935
Issuance of stock
        under employee stock
        purchase plan                  --             --            7,085            71        54,129
Issuance of common
        stock for technology
        license                        --             --           27,777           278       249,715
Deferred compensation                  --             --             --            --         946,640
Amortization of
        deferred compensation          --             --             --            --            --
Unrealized gain(loss)
        on investments                 --             --             --            --            --
Net loss                               --             --             --            --            --
                                -----------    -----------     ----------   -----------   -----------
Balance at December 31, 1997           --      $      --       13,407,038   $   134,071   $62,531,513
                                ===========    ===========     ==========   ===========   ===========


                                    NOTES
                                 RECEIVABLE       DEFERRED      UNREALIZED       ACCUMULATED                     COMPREHENSIVE
                              FROM STOCKHOLDERS COMPENSATION    GAIN (LOSS)        DEFICIT          TOTAL           INCOME
                              ----------------- ------------   ------------     -------------       -----        -------------
Balance at December 31, 1996         (93,375)   $ (2,061,549)   $       --      $(13,620,472)   $ 12,960,951

Exercise of stock
        options for cash        $       --      $       --              --              --      $     63,404
     Issuance of common
        stock for services              --              --              --              --            20,010
     Payments on notes
        receivable from
        stockholders                  15,000            --              --              --            15,000
     Issuance of common
        stock in conjunction
        with the initial
        public offering at
        $9.00 per share                 --              --              --              --        32,594,990
Conversion of
        convertible
        preferred stock in
        conjunction with the
        initial public
        offering                        --              --              --              --              --
Issuance of stock
        under employee stock
        purchase plan                   --              --              --              --            54,200
Issuance of common
        stock for technology
        license                         --              --              --              --           249,993
Deferred compensation                   --          (946,640)           --              --              --
Amortization of
        deferred compensation           --         1,066,115            --              --         1,066,115
Unrealized gain(loss)
        on investments                  --              --          (416,313)           --          (416,313)       (416,313)
Net loss                                --              --              --       (16,877,038)    (16,877,038)    (16,877,038)
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997    $    (78,375)   $ (1,942,074)   $   (416,313)   $(30,497,510)   $ 29,731,312    $(17,293,351)
                                ============    ============    ============    ============    ============    ============


                        Vista Medical Technologies, Inc.

                                       CONVERTIBLE
                                     PREFERRED STOCK                COMMON STOCK         ADDITIONAL
                                 -------------------------     ----------------------     PAID-IN
                                   SHARES         AMOUNT        SHARES       AMOUNT       CAPITAL
                                 -------------------------     ----------------------    ----------
Exercise of stock
        options for cash              --           --          119,627          1,196         60,626
      Issuance of stock
        under employee stock
        purchase plan                 --           --           45,436            454        202,870
     Issuance of warrant
        in connection with
        credit facility               --           --             --             --          134,833
     Deferred compensation            --           --             --             --          (73,641)
     Amortization of
        deferred compensation         --           --             --             --             --
     Adjustments to unrealized
         gain (loss) on investments
         resulting from
         realization of loss on
         investment                   --           --             --             --             --
      Net loss                        --           --             --             --             --
                                 ----------  -----------    ----------     ----------   ------------
Balance at December 31, 1998          --     $     --       13,572,101     $  135,721   $ 62,856,201
                                 ==========  ===========    ==========     ==========   ============

Exercise of stock
        options for cash              --           --          178,158          1,782         41,086
      Issuance of stock
        under employee stock
        purchase plan                 --           --           45,266            453         47,622
     Issuance of warrant
        in connection with
        offering                      --           --             --             --           10,828
     Deferred compensation -
       issuance of options to
       consultants                    --           --             --             --           87,000
     Amortization of
       deferred compensation          --           --             --             --             --
     Adjustments to unrealized
       gain (loss) on investments
       resulting from
       realization of loss on
       investment                     --           --             --             --             --
      Net loss                        --           --             --             --             --
                                 ----------  -----------    ----------     ----------   ------------
Balance at December 31, 1999          --     $     --       13,795,525     $  137,955   $ 63,042,737
                                 ==========  ===========    ==========     ==========   ============


                                           NOTES
                                        RECEIVABLE       DEFERRED      UNREALIZED       ACCUMULATED                   COMPREHENSIVE
                                     FROM STOCKHOLDERS COMPENSATION   GAIN  (LOSS)        DEFICIT          TOTAL         INCOME
                                     ----------------- ------------   ------------     -------------       -----      -------------
Exercise of stock                        $    --              --              --              --            61,822
        options for cash
      Issuance of stock
        under employee stock
        purchase plan                         --              --              --              --           203,324
     Issuance of warrant
        in connection with
        credit facility                       --              --              --              --           134,833
     Deferred compensation                    --           213,058            --              --           139,417
     Amortization of
        deferred compensation                 --           698,596            --              --           698,596
     Adjustments to unrealized
        gain (loss) on investments
        resulting from
        realization of loss on
        investment                           --              --           417,524            --           417,524         417,524
     Net loss                                --              --              --       (16,720,338)    (16,720,338)    (16,720,338)
                                         ---------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998             $ (78,375)   $ (1,030,420)   $      1,211    $(47,217,848)   $ 14,666,490    $(16,302,814)
                                         =========    ============    ============    ============    ============    ============
Exercise of stock
        options for cash                      --              --              --              --            42,868
      Issuance of stock
        under employee stock
        purchase plan                         --              --              --              --
     Issuance of warrant                      --              --              --              --            48,075
        in connection with
        offering                              --              --              --              --            10,828
     Deferred compensation -
       issuance of options to
       consultants                            --           (87,000)           --              --              --
     Amortization of
        deferred compensation                 --           540,682            --              --           540,682
     Adjustments to unrealized
         gain (loss) on investments
         resulting from
         realization of loss on
         investment                           --              --            (1,211)           --            (1,211)         (1,211)
      Net loss                                --              --              --       (10,723,286)    (10,723,286)    (10,723,286)
                                         ---------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999             $ (78,375)   $   (576,738)   $       --      $(57,941,134)   $  4,584,445    $(10,724,497)
                                         =========    ============    ============    ============    ============    ============


SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.,

                      Consolidated Statements of Cash Flows

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                   1997            1998            1999
                                                                               ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss ...................................................................   $(16,877,038)   $(16,720,338)   $(10,723,286)
Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization ........................................      1,260,707       2,380,772       1,053,674
      Amortization of premium on short-term investments ....................        129,631         128,346            (301)
      Stock issued for services rendered ...................................         20,010            --              --
      Non-cash restructuring charges .......................................           --           139,417            --
      Amortization of deferred compensation ................................      1,066,115         698,596         540,682
      Amortization of deferred interest expense related to stock warrants ..           --            26,964          10,828
      Write-down for impairment on available for sale securities ...........           --           662,090            --
      Common stock received/issued in exchange for  license agreement ......        249,993            --              --
      Gain on sale of securities ...........................................           --              --           (50,625)
      Changes in operating assets and liabilities, net of effect of acquisitions:
               Accounts receivable .........................................          4,503        (230,617)        424,876)
               Inventories .................................................     (2,132,142)     (1,009,371)      1,704,797
               Other current assets ........................................       (125,464)        104,421        (111,954)
               Accounts payable ............................................        609,471        (664,669)        433,080
               Accrued compensation ........................................        290,200        (215,936)        (95,326)
               Accrued liabilities .........................................          9,868         523,680         506,266
                                                                               ------------    ------------    ------------
Net cash flows used for operating activities ...............................    (15,494,146)    (14,176,645)     (7,157,041)

INVESTING ACTIVITIES
Purchases of short-term investments ........................................    (23,689,018)     (2,291,745)       (113,299)
Maturities of short-term investments .......................................      7,080,000      17,770,944       1,000,000
Sale of equity securities ..................................................           --              --            81,535
Increase in patent and other assets ........................................           --          (250,000)           --
Purchase of property and equipment .........................................     (3,415,457)     (1,020,397)       (159,031)
                                                                               ------------    ------------    ------------
Net cash flows (used for) provided by investing activities .................    (20,024,475)     14,208,802         809,205

FINANCING ACTIVITIES
Payments on shareholder notes receivable ...................................         15,000            --              --
Issuance of common stock, net ..............................................     32,712,594         265,145          90,942
                                                                               ------------    ------------    ------------
Net cash flows provided by financing activities ............................     32,727,594         265,145          90,942
Net increase (decrease) in cash and cash equivalents .......................     (2,791,027)        297,302      (6,256,894)
Cash and cash equivalents at beginning of year .............................     10,119,529       7,328,502       7,625,804
                                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year ...................................   $  7,328,502    $  7,625,804    $  1,368,910
                                                                               ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .....................................................   $       --      $        776    $       --
                                                                               ============    ============    ============


SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Vista Medical Technologies, Inc. ("the Company") was founded in July 1993 and develops, manufactures and markets proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in heart, head, neck and spine, general surgical and other selected microsurgical procedures. Vista Medical's visualization and information systems bring together head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace and Electronics Corporation and three-dimensional imaging capability from its acquisition of Oktas, Inc.

LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes that its current cash, cash equivalents and short-term investments of $1.7 million as of December 31, 1999, together with anticipated product revenues and interest income, will be sufficient to meet its anticipated capital requirements through April 2000. Substantial additional capital resources will be required to fund continuing expenditures related to the Company's research, development, manufacturing and commercialization of new products, and Management estimates $3,500,000 in additional financing will be required to fund operations through December 31, 2000. The Company is currently engaged in an offering to raise the additional capital necessary to fund its operations through 2000 and beyond and has filed an S-1 with the Securities and Exchange Commission in connection with the offering to register seven million shares. However, it may not be successful in its efforts. In addition, certain circumstances, including slow rate of market acceptance of its products or inability to scale up manufacturing, would accelerate use of proceeds and require it to seek additional funds to support operating requirements. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to the Company. Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company's technology or products.

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

The Company has adopted Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1999, the cost of cash equivalents and short-term investments was equivalent to fair value and the Company had no unrealized gains or losses.

As of December 31, 1998 and 1999, the Company's cash, cash equivalents and short-term investments were classified as available-for-sale and consisted of:

                                                    1998                  1999
                                                 ----------           ----------
Cash                                             $  159,469           $  361,813
Money market funds                                7,499,558            1,007,097
Corporate bonds                                   1,018,577                 --
Commercial paper                                       --                   --
Certificates of deposit                             125,000              289,189
                                                 ----------           ----------
                                                 $8,802,604           $1,658,099
                                                 ==========           ==========


All of the Company's debt securities mature in 2000.

CONCENTRATION OF CREDIT RISK

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company's principal customers consist of original equipment manufacturers and distribution partners. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations. As of December 31, 1999, two customers comprised $264,900 and $807,343, or 23% and 69% of the outstanding trade receivables, respectively.

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

RESTRUCTURING EXPENSES

The Company recorded charges associated with restructuring expenses of $690,000 during 1999. The restructuring expenses related to a decision to close part of the Company's facilities in Westborough, MA after a significant reduction in workforce during the third quarter of 1999 and represents the value of continuing lease obligations of the facilities. The Company has made payments totalling approximately $61,000 during 1999, and has a remaining liability of approximately $629,000 at December 31, 1999.

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

                        Vista Medical Technologies, Inc.

2. BALANCE SHEET COMPONENTS

Inventories consists of the following:

                                                        December 31,
                                                1998                    1999
                                            -----------------------------------
Parts                                       $ 3,913,529             $ 3,574,107
Work in process                                 334,812                 334,437
Finished goods                                1,039,997               1,360,068
                                            -----------             -----------
                                              5,288,338               5,268,612
Less: reserves                                 (934,000)             (2,619,070)
                                            -----------             -----------
                                            $ 4,354,338             $ 2,649,542
                                            ===========             ===========




Property and equipment consists of the following:

                                                           December 31,
                                                      1998              1999
                                                  -----------------------------
Machinery and equipment                           $ 1,532,121       $ 1,539,408
Office computers, furniture and equipment             982,999           991,346
Marketing demonstration equipment                   3,110,576         3,251,392
Investment in leased assets                              --                --
Leasehold improvements                                279,940           282,521
                                                  -----------       -----------
                                                    5,905,636         6,064,667
Less: accumulated depreciation                     (3,849,101)       (4,744,270)
                                                  -----------       -----------
                                                  $ 2,056,535       $ 1,320,397
                                                  ===========       ===========



Patents and other assets consists of the following:

                                                           December 31,
                                                      1998               1999
                                                    ---------------------------
Investment in common stock                          $  30,910               $--
Patents and other intangible assets                   378,685           229,621
Prepaid royalties                                     307,500           187,500
                                                    ---------         ---------
                                                      717,095           417,121
Less: accumulated amortization                       (235,501)         (124,943)
                                                    ---------         ---------
                                                    $ 481,594         $ 292,178
                                                    =========         =========

                        Vista Medical Technologies, Inc.

2. BALANCE SHEET COMPONENTS (CONTINUED)

 Accrued liabilities consists of the following:

                                                           December 31,
                                                     1998                1999
                                                  ------------------------------
Customer advances                                 $  286,666          $  430,539
Deferred Royalty Payments                            434,350             434,350
Restructuring reserves                                  --               628,733
Unbilled sales expense                               267,709                --
Miscellaneous liabilities                             96,284              97,654
                                                  ----------          ----------
                                                  $1,085,009          $1,591,276
                                                  ==========          ==========


3. MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1997, Linvatec Corporation, Medtronic, Inc. and Aesculap AG accounted for 25%, 19% and 10% of revenues, respectively; during 1998, Sofamor Danek Group, Inc., Medtronic, Inc. and Aesculap AG accounted for 34%, 25% and 13% of revenues, respectively; during 1999, Richard Wolf, GmbH, Aesculap AG and Medtronic, Inc. accounted for 45%, 28% and 16% of revenues, respectively.

4.  COMMITMENTS

The Company leases its corporate facilities and certain equipment under operating leases that expire on various dates through 2002. Annual future minimum lease payments as of December 31, 1999 are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
         2000                                                          588,000
         2001                                                          450,000
         2002                                                          126,000
                                                                    ----------
                                                                    $1,164,000
                                                                    ==========


Rent expense was approximately $342,000, $501,646 and $523,629 for the years ended December 31, 1997, 1998 and 1999, respectively.

5. STOCKHOLDERS' EQUITY

1995 STOCK OPTION PLAN

The Company reserved 2,015,610 shares of common stock under the 1995 Stock Option Plan ("the 1995 Plan") for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of

                        Vista Medical Technologies, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

The Company recorded $87,000 of deferred compensation for options granted during the year ended December 31, 1999, representing the fair value of stock options granted to Company consultants and advisors in 1999 in accordance with EITF 96-18. These options vest over two to four years and the Company is recognizing this compensation expense over the vesting period.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the "1997 Plan") and reserved 2,820,000 shares for issuance thereunder. The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.

At December 31, 1999, 447,574 options were available for future grant.

The following tables summarizes stock option activity under the Plan:

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                        NUMBER OF        PRICE PER       PRICE PER
                                                                         SHARES            SHARE           SHARE
                                                                        ---------        ---------         ------
Balance at December 31, 1996                                            1,245,801     $  .20 - $  .80      $  .32
Granted                                                                   447,500     $  .80 - $14.38      $ 8.94
Exercised                                                               (150,273)     $  .20 - $  .80      $  .42
Canceled                                                                 (25,500)              $  .60      $  .60
                                                                        --------      ---------------      ------
Balance at December 31, 1997                                            1,517,528     $  .20 - $14.38      $ 2.85
Granted                                                                   356,000     $ 2.25 - $11.38      $ 3.32
Exercised                                                               (119,627)     $  .20 - $ 4.00      $  .52
Canceled                                                                (219,020)     $  .20 - $14.38      $ 4.59
                                                                        --------      ---------------      ------
Balance at December 31, 1998                                            1,534,881     $  .20 - $14.38      $ 2.80
Granted                                                                 1,075,000     $  .41 - $  .63      $  .51
Exercised                                                               (178,158)     $  .20 - $ 2.44      $  .24
Canceled                                                                (431,730)     $  .20 - $11.38      $ 3.17
                                                                        --------      ---------------      ------
Balance at December 31, 1999                                            1,999,993     $  .20 - $14.38      $ 1.79
                                                                        =========     ===============      ======

                        Vista Medical Technologies, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                         EXERCISABLE STOCK
                                     OUTSTANDING STOCK OPTIONS                                OPTIONS
                           --------------------------------------------------            -----------------
                                               WEIGHTED--
                                                AVERAGE             WEIGHTED-                        WEIGHTED-
                                               REMAINING             AVERAGE                          AVERAGE
   RANGE OF                                   CONTRACTUAL           EXERCISE                         EXERCISE
EXERCISE PRICE             SHARES            LIFE (MONTHS)            PRICE             SHARES         PRICE
--------------             ------            -------------            -----            -------         -----
$  .20  -  $  .80         1,570,638              102                  $  .43           738,854         $  .35
$ 2.25  -  $ 2.44           144,855              106                  $ 2.33            42,193         $ 2.34
$ 4.00  -  $ 5.06            82,000              101                  $ 5.06            43,208         $ 5.06
$ 9.98                      108,500               92                  $ 9.88            68,236         $ 9.88
$11.31 -    14.38            94,000               96                  $11.52            47,104         $11.55

The weighted average fair value of stock options granted during 1998 and 1999 was $1.60 and $0.24, respectively. The weighted average remaining life of the options at December 31, 1998 and 1999 was 93 and 86 months, respectively.

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

                                                       YEARS ENDED DECEMBER 31,
                                               1997            1998               1999
                                          -------------------------------------------------
Adjusted pro forma net loss               $ (17,047,180)   $ (17,083,126)    $ (10,827,615)

Adjusted pro forma net loss per share     $      ( 2.53)   $      ( 1.28)    $       (0.80)
                                          ==============   ==============    ==============

                     Vista Medical Technologies, Inc.

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1999 are shown below. A valuation allowance of $23,305,000 at December 31, 1999 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                        December 31,
                                                     1998           1999
                                                 ---------------------------
Deferred tax assets:
   Net operating loss carry forwards             $ 14,990,000    $ 18,212,000
   Research and development credits                 2,000,000       2,454,000
   Capitalized research and development               640,000         839,000
   Depreciation                                       310,000         288,000
   Inventory reserve                                  193,000       1,062,000
   Other, net                                         487,000         450,000
                                                 ------------    -------------
Total deferred tax assets                          18,620,000      23,305,000
Valuation allowance for deferred tax assets       (18,620,000)    (23,305,000)
                                                 -------------   -------------
Net deferred tax assets
Net deferred taxes                               $      --             --
                                                 =============   =============

As the Company was part of a consolidated group prior to the change in ownership in July 1995, all tax loss and tax credit carry forwards up to the date of change in ownership have been reported by the previous consolidated group. All tax loss and tax credit carry forwards reflected in the accompanying financial statements reflect activity only for the period beginning July 1995 and ending December 31, 1999.

At December 31, 1999, the Company has federal and state tax net loss carry forwards of approximately $44,990,000 and $40,207,000, respectively. The federal and state tax loss carry forwards will begin to expire in 2010 and 2000, respectively, unless previously utilized. The Company also has federal and state research tax credit carry forwards of approximately $1,835,000 and $952,000, respectively, which will begin to expire in 2010 unless previously utilized.

The difference between the federal and state tax loss carry forwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and fifty percent limitation on California loss carry forwards.

In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the Company's ability to utilize its existing tax loss and tax credit carry forwards.

7. TRANSACTIONS WITH RELATED PARTIES

The Company has a technology strategic alliance and a manufacturing supply agreement with a Kaiser Aerospace subsidiary, a significant shareholder of the Company, for the development and manufacturing of certain of the

                         Medical Technologies, Inc.

Company's proprietary products. Under the terms of the agreements, which were amended in December 1997, and which expire in December 2002, Kaiser Aerospace will provide development and consulting services and a minimum of 75% of certain of the Company's product requirements provided certain competitive criteria are met. Payments made to Kaiser under these arrangements totaled approximately $2,878,000, $3,020,000 and $793,000 for the years ending December 31, 1997, 1998 and 1999, respectively. At December 31, 1999, the Company had no current purchase obligations under these agreements.

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

SOFAMOR DANEK

In January 1998, the Company concluded a definitive agreement with Sofamor Danek Group, Inc. which would provide world wide distribution of Vista's second major product line, the StereoSite visualization and information system for head, neck and spine microsurgery. The five year renewable alliance also called for collaboration on integration of Vista and Sofamor Danek technology on future products. The agreement called for guaranteed minimum purchases by Sofamor Danek in 1998 and 1999 if certain conditions were fulfilled. The term of the distributorship expires on December 31, 2002, provided, however, that the term would be automatically extended for successive two-year periods if certain performance criteria were met. In connection with the agreement, the Company recognized revenue on payment from Sofamor Danek for exclusive distribution rights and deferred revenue on payments related to advance, non-refundable royalties. The Company would also receive royalties on future sales.

In January 1999, Medtronic, the Company's strategic partner in the cardiothoracic surgery market acquired Sofamor Danek, the Company's strategic partner in the head, neck and spine market. In April 1999 Vista's distribution agreement with Sofamor Danek was amended to become non-exclusive to allow Vista to appoint additional distributors, in recognition of a sales shortfall created when Sofamor Danek declined to purchase $1.6 million of StereoSite systems within the contractual time period.

                       Vista Medical Technologies, Inc.

8. SUBSEQUENT EVENTS (UNAUDITED)

MEDTRONIC

In March 2000, Vista Medical and Medtronic agreed to terminate the sales agreement. Vista will retain the responsibility to service Series 8000 systems previously retained by Medtronic; otherwise Medtronic and Vista mutually agreed to release each other from any future obligations or claims. Vista also agreed to pay Medtronic approximately $800,000 relating to reimbursable sales and marketing expenses, which will be satisfied by a sales transition plan, whereby Medtronic will provide Vista sales leads, introduce sales representatives to current and potential Vista customers and assist Vista sales representative in the sales process. For each purchase order received by Vista as a result of the sales transition plan, Vista will grant Medtronic Vista Common Stock equal to the gross margin of the sales, to a maximum value of $1,000,000. The sales transition plan will be in force for six months, after which Vista's obligation to reimburse Medtronic any amount under the termination agreement will be released, regardless of the value of any Common Stock which is granted as of the termination date.

As a condition of the termination of the sales agreement, Medtronic has agreed that it will not sell any of its Vista Common Stock in an open market trade for a price of less than $1.75 per share, until at least December 31, 2000.

SOFAMOR DANEK

In March 2000, Vista and Medtronic Sofamor Danek terminated their distribution agreement and associated cooperative technology agreement by mutual consent on terms described above in the section entitled "Medtronic."

                                                                  SCHEDULE II

                        VISTA MEDICAL TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

   Reserve for                    Balance at       Charged to                   Balance
   Obsolete and                  Beginning of      Costs and                    at End
 Unusable Inventory                 Period          Expense      Deductions    of Period
 ------------------              ------------       ---------    ----------    ----------
Year ended December 31, 1997       $      0         $  175,000    $       0    $  175,000
Year ended December 31, 1998        175,000          1,033,538     (274,538)      934,000
Year ended December 31, 1999        934,000          1,878,963     (193,893)    2,619,070