Form 10-Q
period 2000-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2000-05-12
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                 OR

[ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________.

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

                         (1)   Yes [X]   No [ ]
                         (2)   Yes [X]   No [ ]

As of May 10, 2000 there were 19,522,630 shares of $.01 par value common stock outstanding.


                                       I

                        VISTA MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets .......................................................3
              Consolidated Statements of Operations..............................................4
              Consolidated Statements of Cash Flows .............................................5
              Notes to Consolidated Financial Statements ........................................6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations ..................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................9

Risks and Uncertainties..........................................................................10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................21

SIGNATURES.......................................................................................22

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                      Vista Medical Technologies, Inc.
                                        Consolidated Balance Sheets


                                                                                  March 31, 2000        December 31, 1999
                                                                                 ------------------    -------------------
                                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents...................................................    $   892,550            $  1,368,910
    Short-term investments & securities available for sale .....................        167,232                 289,189
    Accounts receivable ........................................................      1,318,959               1,177,109
    Inventories ................................................................      1,723,114               2,649,542
    Other current assets .......................................................        246,023                 269,397
                                                                                  --------------           ------------
Total current assets ...........................................................      4,347,878               5,754,147
Property and equipment, net ....................................................      1,187,218               1,320,397
Patents and other assets .......................................................        253,570                 292,178
                                                                                  --------------           ------------
TOTAL ASSETS ...................................................................    $ 5,788,666            $  7,366,722
                                                                                  ==============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................    $   344,697            $    985,520
    Accrued compensation .......................................................        196,765                 205,481
    Accrued liabilities ........................................................      1,547,124               1,591,276
                                                                                  --------------           ------------
Total current liabilities ......................................................      2,088,586               2,782,277

Commitments
Stockholders' equity:
    Convertible preferred stock, $01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding shares - no shares outstanding
        on December 31, 1999 or March 31, 2000..................................              -                       -
    Common stock, $01 par value:
      Authorized shares - 35,000,000
      Issued and outstanding shares - 13,795,525 on
        December 31, 1999 and 13,857,075 on March 31, 2000......................        138,571                 137,955
        Additional paid-in capital .............................................     63,067,522              63,042,737
        Notes receivable from stockholders .....................................        (78,375)                (78,375)
        Deferred compensation ..................................................       (489,537)               (576,738)
        Unrealized gain/(loss) on investments ..................................              0                       0
        Accumulated deficit ....................................................    (58,938,101)            (57,941,134)
                                                                                  --------------           ------------
Total stockholders' equity .....................................................      3,700,080               4,584,445
                                                                                  --------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $ 5,788,666            $  7,366,722
                                                                                  ==============           ============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                        Vista Medical Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                        ----------------------------------------
                                                                            2000                      1999
                                                                        ---------------          ----------------

Sales ................................................................  $  1,796,886              $   862,042
Cost and expenses:
    Cost of sales ....................................................     1,539,846                1,066,344
    Research and development .........................................       431,538                  976,909
    Sales and marketing ..............................................       413,335                1,036,742
    General and aministrative ........................................       427,800                  594,658
                                                                         -----------              -----------
Total cost and expenses ..............................................     2,812,519                3,674,653
                                                                         -----------              -----------

Loss from operations .................................................    (1,015,633)              (2,812,611)
Interest income ......................................................        18,667                   92,655
Other gains/(losses) .................................................             -                   50,625
                                                                         -----------              -----------

Net loss .............................................................  $   (996,966)             $(2,669,331)
                                                                        ============              ===========

Basic and diluted loss per share .....................................  $      (0.07)             $     (0.20)
                                                                        ============              ===========

Shares used in computing basic and
    diluted loss per share ...........................................    13,763,095               13,485,430
                                                                        ============              ===========


                             See accompanying notes

                        Vista Medical Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                      -----------------------------------
                                                                                           2000               1999
                                                                                      ------------       ----------------
OPERATING ACTIVITIES
Net loss ...........................................................................  $ (996,966)         $(2,669,331)
Adjustments to reconcile net loss to net cash used for
    operating activities:
        Depreciation and amortization ..............................................     157,186              259,540
        Amortization of premium on short term investments...........................           -                 (301)
        Amortization of deferred compensation ......................................      87,201              126,339
        Changes in operating assets and liabilities,
            net of effect of acquisitions:
                Accounts receivable ................................................    (141,851)            (245,710)
                Inventories ........................................................     926,428             (340,925)
                Other current assets ...............................................      53,375               70,148
                Accounts payable ...................................................    (640,823)             132,209
                Accrued compensation ...............................................      (8,716)              43,704
                Accrued liabilities ................................................     (44,152)            (118,708)
                                                                                      ----------          -----------
Net cash flows used for operating activities .......................................    (608,318)          (2,743,035)

INVESTING ACTIVITIES
Purchases of short-term investments .................................................    121,957             (341,241)
Maturities of short-term investments ................................................          -            1,000,000
Purchase of property and equipment ..................................................    (15,399)            (110,348)
                                                                                      ----------          -----------
Net cash flows provided by (used for) investing activities ..........................    106,558              548,411

FINANCING ACTIVITIES
Issuance of common stock ............................................................     25,400               64,339
                                                                                      ----------          -----------
Net cash flows provided by financing activities .....................................     25,400               64,339
Net (decrease) increase in cash and cash equivalents ................................   (476,360)          (2,130,285)
Cash and cash equivalents at beginning of period ....................................  1,368,910            7,625,804
                                                                                      ----------          -----------
Cash and cash equivalents at end of period .......................................... $  892,550          $ 5,495,519
                                                                                      ==========          ===========

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The Audited Financial Statements of Vista Medical Technologies, Inc. (the "Company") and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2000.

2.   Inventories


                                                                      March 31, 2000   December 31, 1999
                                                                      --------------   -----------------
                                                                       (Unaudited)

       Parts and materials .........................................   $ 2,563,241       $ 3,574,107
       Work in process .............................................     1,112,547           334,437
       Finished goods ..............................................     1,372,269         1,360,068
                                                                       -----------       -----------
                                                                         5,048,057         5,268,612
              Less: reserves .......................................    (3,324,943)       (2,619,070)
                                                                       -----------       -----------
                                                                       $ 1,723,114       $ 2,649,542
                                                                       ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 1999 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW OF OUR BUSINESS

     We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, heart, head, neck and spine and other selected microsurgical procedures. Our products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures. Our product lines include the ORPC Visualization and Information System for general surgery and other complex endoscopic procedures, the Series 8000 Advanced Visualization and Information System, for use in heart surgery and the StereoSite System, for use in microscopic and endoscopic procedures in head, neck and spine surgery. In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into an incision in the body and which allows the surgeon to better view the internal part of the body being repaired. We expect to continue to incur substantial losses for at least the next 9 - 12 months. As of March 31, 2000, our accumulated deficit was approximately $58,938,000. There can be no assurance that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

OUR RESULTS OF OPERATIONS

     Sales. We had revenue from product sales of $1,797,000 for the three-months ended March 31, 2000, compared to revenues from product sales of $862,000 for the same period in 1999. The increase in revenue during the first quarter of 2000 compared to the corresponding period in 1999 was due to increased sales of our OEM products, sales of our 3-D technology to our new strategic partner, Richard Wolf GmbH, for the general surgery market, and revenues derived from our Laparoscopic Bariatric Surgery Program launched during the first quarter of 2000. These were partially offset by no sales to OEC Medical for the medical imaging market during the first quarter of 2000 as compared to the first quarter of 1999.

     Cost of Sales. Our cost of sales were $1,540,000 and $1,066,000 for the three- months ended March 31, 2000 and 1999, respectively, an increase of $474,000. The increase was primarily due to higher product sales levels during the 2000 period partially offset by reduced manufacturing expenses during the 2000 period as compared to 1999.

     Research and Development Expenses. Our research and development expenses decreased to $432,000 for the three-months ended March 31, 2000, from $977,000 for the corresponding period in 1999. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts. We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our product for the general surgery market.

     Sales and Marketing Expenses. Sales and marketing expenses were $413,000 and $1,037,000 for the three-months ended March 31, 2000 and 1999, respectively. The decrease in sales and marketing expense reflects a reduction in staffing and related expenses as a result of a recently completed restructuring in the second half of 1999. We expect our sales and marketing expenses to increase sequentially during the next several quarters as we launch a national campaign to inform patients of surgical options and participating hospitals for our Laparoscopic Bariatric Surgery Program.

     General and Administrative Expenses. Our general and administrative expenses decreased to $428,000 for the three-months ended March 31, 2000, from $595,000 for the corresponding period in 1999. This decrease was primarily due to a reduction in staffing and related expenses following a restructuring during the second half of 1999, a reduction in deferred compensation expense and lower professional, legal and consulting service fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

     Interest Income. Our net interest income was $19,000 for the three-month period ended March 31, 2000 compared to $93,000 for the corresponding period in 1999. This decrease was due primarily to decreasing average investment balances of our excess cash.

     Other Gains. We had no other gains for the three-month period ended March 31, 2000 and had other gains of $51,000 for the corresponding period in 1999. The gains for the 1999 period relate to sale of securities we received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

LIQUIDITY AND CAPITAL RESOURCES

     On April 7, 2000, we entered into a Securities Purchase Agreement with three of our stockholders. Under the terms of this agreement, we sold 5,654,411 shares of our common stock to these stockholders. After deducting estimated offering expenses, we realized net proceeds of approximately $4,591,000 from the offering. We anticipate that these proceeds, together with our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through the next 12-15 months. Additional capital resources may be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point. There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds if and when needed, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

     Net cash used for operating activities for the three-months ended March 31, 2000 was $608,000 compared to net cash used of $2,743,000 for the corresponding three-month period in 1999. The decrease in net cash used in operating activities was primarily attributable to decreasing net losses and lower inventory purchases during the 2000 period partially offset by lower non-cash expense for depreciation and amortization and increasing payments on accounts payable in 2000 compared to 1999.

     Net cash provided by investing activities was $107,000 for the three-months ended March 31, 2000 compared to $548,000 of net cash provided in the same period in 1999. The decrease in net cash provided by investing activities in 2000 was primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment.

     Net cash provided by financing activities was $25,000 for the three-months ended March 31, 2000 compared to $64,000 for the same period in 1999. The decrease in net cash provided by financing activities during the 2000 period was primarily attributable to a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2000, our investment portfolio included fixed-income securities of $1.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

RISKS AND UNCERTAINTIES

     You should consider the following factors carefully in evaluating an investment in our common stock in addition to the other information in this report. You are cautioned that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this section and elsewhere in this quarterly report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

     On February 10, 2000, our common stock ceased to be quoted on the Nasdaq National Market and began to be quoted on the Nasdaq SmallCap Market as a result of Nasdaq's concern about our ability to maintain continued compliance with some of the Nasdaq National Market requirements for continued quotation. We presented Nasdaq with a compliance plan to address this and other concerns in an effort to ensure that our common stock would continue to be quoted on the Nasdaq SmallCap Market. The compliance plan consisted of obtaining additional capital and effecting a reverse split of our common stock, if necessary. On April 4, 2000, we obtained approval for both of these proposals from a majority of stockholders at a special meeting of the stockholders' of our company. On April 7, 2000 we completed our financing with the raising of an additional $4.8 million in equity capital.

     On April 19, 2000 we were advised by Nasdaq that we were not in compliance with the $1.00 minimum bid price requirement and that we would be given until July 19, 2000 to comply with this requirement by evidencing a closing bid price of at least $1.00 for a minimum of ten consecutive days before this date. Currently, we are trading on the Nasdaq SmallCap Market under an exception with a fifth character "C" appended to our regular trading symbol "VMTI".

     We cannot assure you that we will be successful in complying with the $1.00 minimum bid price requirement, or that even if successful, Nasdaq will continue to allow our common stock to be quoted on the Nasdaq SmallCap Market. If we are unable to maintain our status on the Nasdaq SmallCap Market, we may be listed on the OTC Bulletin Board and there may not continue to be an active trading market for our common stock. If this occurs, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.


WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     Since our formation in July 1993, and as of March 31, 2000, we had incurred cumulative net losses of $58.9 million. We expect to incur substantial losses for at least the next 9-12 months. We may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

WE ARE, TO A SIGNIFICANT EXTENT, DEPENDENT ON DISTRIBUTION PARTNERS TO SELL OUR PRODUCTS.

     We do not have a sales force and, in the past, have been primarily dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of products derived from our core three-dimensional technology. Both of these agreements have recently been terminated. We are in discussion with and have agreed on terms, subject to a definitive agreement, with an international cardiac products company to transition distribution in heart surgery and to continue support to our heart customer base. However, this transition may not be achieved without operational disruption and unplanned cost, or at all. If we are unable to make this transition, we may be unsuccessful in distributing our heart surgery products and may lose significant revenues as a result thereof.

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


FUTURE OFFERINGS COULD DILUTE YOUR INTEREST IN YOUR STOCK.

     If the net proceeds of the offering we completed in April 2000, together with available funds and cash generated from operations, are insufficient to satisfy our cash needs, we may be required to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

PART II.  OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)        Exhibits

          10.1 Termination Agreement Between Vista Medical Technologies, Inc. and Medtronic, Inc. dated March 27, 2000

          10.2* Transition Agreement Between Vista Medical Technologies, Inc.
                and Medtronic, Inc. dated March 27, 2000

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

B)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VISTA MEDICAL TECHNOLOGIES,INC.


Date:    May 12, 2000                   /s/ John R. Lyon
----------------------                  ----------------------
                                        John R. Lyon
                                        President, Chief Executive Officer
                                        and Director

Date:    May 12, 2000                   /s/ Robert J. De Vaere
----------------------                  ----------------------
                                        Robert J. De Vaere
                                        Vice President of Finance &
                                        Administration, Chief Financial Officer
                                        and Secretary (Principal financial and
                                        accounting officer)