Form 10-Q
period 2000-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2000-08-03
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

                   -------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                          (1)      YES [X]        NO [ ]
                          (2)      YES [X]        NO [ ]

As of July 31, 2000 there were 19,522,630 shares of $.01 par value common stock outstanding.

                        VISTA MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS




PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets ................................................................3
          Consolidated Statements of Operations.......................................................4
          Consolidated Statements of Cash Flows ......................................................5
          Notes to Consolidated Financial Statements .................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...........................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................9

Risks and Uncertainties..............................................................................10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...........................................................21

SIGNATURES...........................................................................................24


PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        VISTA MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30, 2000          December 31, 1999
                                                                                       -------------          -----------------
                                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.......................................................   $   4,000,714          $      1,368,910
    Short-term investments & securities available for sale .........................         307,832                   289,189
    Accounts receivable ............................................................       1,474,090                 1,177,109
    Inventories ....................................................................       2,036,046                 2,649,542
    Other current assets ...........................................................          73,686                   269,397
                                                                                       -------------          -----------------
Total current assets ...............................................................       7,892,368                 5,754,147
Property and equipment, net ........................................................       1,048,709                 1,320,397
Patents and other assets ...........................................................         214,963                   292,178
                                                                                       -------------          -----------------
TOTAL ASSETS .......................................................................   $   9,156,040          $      7,366,722
                                                                                       =============          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................................   $     401,856          $        985,520
    Accrued compensation ...........................................................         181,493                   205,481
    Accrued liabilities ............................................................       1,106,883                 1,591,276
                                                                                       -------------          -----------------
Total current liabilities ..........................................................       1,690,232                 2,782,277

Commitments
Stockholders' equity:
    Convertible preferred stock, $01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding shares - no shares outstanding
        on December 31, 1999 or March 31, 2000......................................               -                         -
    Common stock, $01 par value:
      Authorized shares - 35,000,000
      Issued and outstanding shares - 13,795,525 on
        December 31, 1999 and 19,522,630 on June 30, 2000...........................         195,226                   137,955
        Additional paid-in capital .................................................      67,657,475                63,042,737
        Notes receivable from stockholders .........................................         (78,375)                  (78,375)
        Deferred compensation ......................................................        (404,114)                 (576,738)
        Unrealized gain/(loss) on investments ......................................               0                         0
        Accumulated deficit ........................................................     (59,904,404)              (57,941,134)
                                                                                       -------------          -----------------
Total stockholders' equity .........................................................       7,465,808                 4,584,445
                                                                                       -------------          -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $   9,156,040          $      7,366,722
                                                                                       =============          =================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended June 30,                      Six Months Ended June 30,
                                           -----------------------------------------       ----------------------------------------
                                                 2000                     1999                    2000                    1999
                                           -----------------       -----------------       ----------------        ----------------
Sales ..................................   $       1,521,997       $       1,328,623       $      3,318,883        $      2,190,664
Cost and expenses:
    Cost of sales ......................           1,447,812               2,166,525              2,987,658               3,232,868
    Research and development ...........             430,600               1,020,092                862,138               1,997,003
    Sales and marketing ................             415,972                 855,990                829,307               1,892,731
    General and aministrative ..........             546,095                 640,317                973,895               1,234,975
    Restructuring Expense ..............            (278,734)                      -               (278,734)                      -
                                           -----------------       -------------------     ----------------        ----------------
Total cost and expenses ................           2,561,745               4,682,924              5,374,264               8,357,577
                                           -----------------       -------------------     ----------------        ----------------

Loss from operations ....................         (1,039,748)             (3,354,301)            (2,055,381)             (6,166,913)
Interest income .........................             73,445                  65,162                 92,111                 157,818
Other gains/(losses) ....................                  -                       -                      -                  50,625
                                           -----------------       -------------------     ----------------        ----------------

Net loss ................................  $        (966,303)      $      (3,289,139)      $     (1,963,270)       $     (5,958,470)
                                           =================       ===================     ================        ================

Basic and diluted loss per share ........  $           (0.05)      $           (0.24)      $          (0.12)       $          (0.44)
                                           =================       ===================     ================        ================

Shares used in computing basic and
    diluted loss per share ..............         19,144,183              13,605,782            16,420,862               13,537,059


                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Six Months Ended June 30,
                                                                                      --------------------------------------
                                                                                           2000                    1999
                                                                                      ---------------       ----------------
OPERATING ACTIVITIES
Net loss ........................................................................          (1,963,270)            (5,958,470)
Adjustments to reconcile net loss to net cash used for
    operating activities:
        Depreciation and amortization ...........................................             322,659                516,613
        Amortization of premium on short term investments........................                   0                   (301)
        Amortization of deferred compensation ...................................             172,624                252,678
        Changes in operating assets and liabilities, net of effect of acquisitions:
                Accounts receivable .............................................            (296,982)              (200,820)
                Inventories .....................................................             613,496                294,122
                Other current assets ............................................             255,711                158,378
                Accounts payable ................................................            (583,665)               501,969
                Accrued compensation ............................................             (23,988)               124,919
                Accrued liabilities .............................................            (484,392)              (188,885)
                                                                                      ---------------       ----------------
Net cash flows used for operating activities ....................................          (1,987,807)            (4,499,797)

INVESTING ACTIVITIES
Purchases of short-term investments .............................................             (18,643)              (263,482)
Maturities of short-term investments ............................................                   0              1,000,000
Purchase of property and equipment ..............................................             (33,755)              (149,343)
                                                                                      ---------------       ----------------
Net cash flows provided by (used for) investing activities ......................             (52,398)               587,175

FINANCING ACTIVITIES
Issuance of common stock ........................................................           4,672,009                 64,339
                                                                                      ---------------       ----------------
Net cash flows provided by financing activities .................................           4,672,009                 64,339
Net (decrease) increase in cash and cash equivalents ............................           2,631,804             (3,848,283)
Cash and cash equivalents at beginning of period ................................           1,368,910              7,625,804
                                                                                      ---------------       ----------------
Cash and cash equivalents at end of period ......................................           4,000,714              3,777,521
                                                                                      ===============       ================


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

2.   Inventories


                                                            June 30, 2000          December 31, 1999
                                                            -------------          -----------------
                                                             (Unaudited)
              Parts and materials...................        $   3,522,290          $       3,574,107
              Work in process.......................              507,481                    334,437
              Finished goods........................            1,297,444                  1,360,068
                                                            -------------          -----------------
                                                                5,327,215                  5,268,612
                     Less: reserves                            (3,291,169)                (2,619,070)
                                                            -------------          -----------------
                                                            $   2,036,046          $       2,649,542
                                                            =============          =================


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

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, heart, head, neck and spine and other selected microsurgical procedures. Our products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures. Our product lines include the ORPC Visualization and Information System for general surgery and other complex endoscopic procedures, the Series 8000 Advanced Visualization and Information System, for use in heart surgery and the StereoSite System, for use in microscopic and endoscopic procedures in head, neck and spine surgery. In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into an incision in the body and which allows the surgeon to better view the internal part of the body being repaired. We expect to continue to incur substantial losses for at least the next 6 - 9 months. As of June 30, 2000, our accumulated deficit was approximately $59,904,000. There can be no assurance that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

OUR RESULTS OF OPERATIONS

         Sales. We had revenue from product sales of $1,522,000 for the three-months ended June 30, 2000, compared to revenues from product sales of $1,329,000 for the same period in 1999. The increase in revenue during the second quarter of 2000 compared to the corresponding period in 1999 was due to increased sales of our OEM products, sales of our 3-D technology to our new strategic partner, Richard Wolf GmbH, for the general surgery market, and revenues derived from our Laparoscopic Bariatric Surgery Program launched during the first quarter of 2000. These were partially offset by no sales to OEC Medical for the medical imaging market during the second quarter of 2000 as compared to the second quarter of 1999.

         Cost of Sales. Our cost of sales were $1,448,000 and $2,167,000 for the three- months ended June 30, 2000 and 1999, respectively, a decrease of $719,000. The decrease was primarily due to reduced manufacturing expenses during the 2000 period as compared to 1999.

         Research and Development Expenses. Our research and development expenses decreased to $431,000 for the three-months ended June 30, 2000, from $1,020,000 for the corresponding period in 1999. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts. We expect our research and development expenses to increase moderately over current levels in the next several quarters as we upgrade our product for complex endoscopic surgery.

         Sales and Marketing Expenses. Sales and marketing expenses were $416,000 and $856,000 for the three-months ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing expense reflects a reduction in staffing and related expenses as a result of a completed restructuring in the second half of 1999. We expect our sales and marketing expenses to increase sequentially during the next several quarters as we launch a national campaign to inform patients of surgical options and participating hospitals relating to our Laparoscopic Bariatric Surgery Program.

         General and Administrative Expenses. Our general and administrative expenses decreased to $546,000 for the three-months ended June 30, 2000, from $640,000 for the corresponding period in 1999. This decrease was primarily due to a reduction in staffing and related expenses following a restructuring during the second half of 1999, a reduction in deferred compensation expense and lower professional, legal and consulting service fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

         Restructuring Expenses. We had credits associated with restructuring expenses of $279,000 for the three-months ended June 30, 2000 related to the subletting of part of our facility in Westborough, MA. The partial recovery represents the subletting of approximately one half of the facility space before which a $690,000 restructuring charge was incurred in the three-months ended September 30, 1999.

         Interest Income. Our net interest income was $73,000 for the three-month period ended June 30, 2000 compared to $65,000 for the corresponding period in 1999. This increase was due primarily to an increase in investment balances of $4,800,000 from a recently completed sale of common stock to three of our stockholders.

         Other Gains. We had no other gains for the three-month period ended June 30, 2000 and for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On April 7, 2000, we entered into a Securities Purchase Agreement with three of our stockholders. Under the terms of this agreement, we sold 5,654,411 shares of our common stock to these stockholders. After deducting estimated offering expenses, we realized net proceeds of approximately $4,591,000 from the offering. We anticipate that these proceeds, together with our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through the next 9-12 months. Additional capital resources may be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point. There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds if and when needed, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

         Net cash used for operating activities for the three-months ended June 30, 2000 was $1,379,000 compared to net cash used of $1,757,000 for the corresponding three-month period in 1999. The decrease in net cash used in operating activities was primarily attributable to decreasing net losses and lower inventory purchases during the 2000 period, partially offset by lower non-cash expense for depreciation and amortization and increasing payments on accounts payable in the 2000 period compared to the 1999 period.

         Net cash used by investing activities was $159,000 for the three-months ended June 30, 2000 compared to $39,000 of net cash provided in the same period in 1999. The decrease in net cash provided by investing activities during the 2000 period was primarily attributable to declining balances of short term investments reaching maturity offset by decreasing purchases of property and equipment.

         Net cash provided by financing activities was $4,647,000 for the three-months ended June 30, 2000 compared to $0 for the same period in 1999. The increase in net cash provided by financing activities during the 2000 period was primarily attributable to the closing of a Securities Purchase Agreement with three of our stockholders netting proceeds of approximately $4,591,000 partially offset by a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2000, our investment portfolio included fixed-income securities of $3.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

         On February 10, 2000, our common stock ceased to be quoted on the Nasdaq National Market and began to be quoted on the Nasdaq SmallCap Market as a result of Nasdaq's concern about our ability to maintain continued compliance with some of the Nasdaq National Market requirements for continued quotation. We presented Nasdaq with a compliance plan to address this and other concerns in an effort to ensure that our common stock would continue to be quoted on the Nasdaq SmallCap Market. The compliance plan consisted of obtaining additional capital and effecting a reverse split of our common stock, if necessary. On April 4, 2000, we obtained approval for both of these proposals from a majority of stockholders at a special meeting of the stockholders of our company. On April 7, 2000 we completed our financing with the raising of an additional $4.8 million in equity capital.

         On April 19, 2000, Nasdaq advised us that we were not in compliance with the $1.00 minimum bid price requirement with respect to our Common Stock quoted on the Nasdaq SmallCap Market and that if, prior to July 19, 2000, we were unable to maintain a closing bid price of at least $1.00 with respect to our Common Stock, for a minimum of ten consecutive days, our Common Stock would cease to be quoted on the Nasdaq SmallCap Market. During this period, Nasdaq allowed our Common Stock to be quoted on the Nasdaq SmallCap Market under an exception and appended a fifth character, "C", to our regular trading symbol "VMTI". On July 10, 2000, Nasdaq announced that as a result of maintaining a closing bid price of at least $1.00 with respect to our Common Stock, for a minimum of ten consecutive days, the fifth character then appended to our trading symbol was removed and we were allowed to continue having our Common Stock quoted on The Nasdaq SmallCap Market.

         We cannot assure you that we will continue to comply with the $1.00 minimum bid price requirement or that we will continue to comply with the other requirements of having our Common Stock quoted on the Nasdaq SmallCap Market. If we are unable to maintain our status on the Nasdaq SmallCap Market, we may be listed on the OTC Bulletin Board and there may not continue to be an active trading market for our common stock. If this occurs, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

         Since our formation in July 1993, and as of June 30, 2000, we had incurred cumulative net losses of $59.9 million. We expect to incur substantial losses for at least the next 6-9 months. We may never achieve or sustain profitability in the future.
Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

WE ARE, TO A SIGNIFICANT EXTENT, DEPENDENT ON DISTRIBUTION PARTNERS TO SELL OUR PRODUCTS.

         We do not have a sales force and, in the past, have been primarily dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of products derived from our core three-dimensional technology. Both of these agreements have recently been terminated. We have signed an exclusive distribution agreement with Jomed International to transition distribution of our products with applications in heart surgery and to continue support to our heart customer base. However, this transition may not be achieved without operational disruption and unplanned cost, or at all. If we are unable to make this transition, we may be unsuccessful in distributing our heart surgery products and may lose significant revenues as a result thereof.

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

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

I.       2000 Annual Meeting of Stockholders held on June 9, 2000.

         a. The 2000 Annual Meeting of Stockholders of Vista Medical Technologies, Inc.(the "Annual Meeting") was held on June 9, 2000. The holders of 10,708,573 of the 19,506,486 shares of our Common Stock outstanding on March 30, 2000, the record date for the Annual Meeting (approximately 54.89%) were present at the Annual Meeting in person or by proxy.

         b. At the Annual Meeting, Olav B. Bergheim and Daniel Holland were duly nominated and properly elected as Directors of our company to serve until the 2003 Annual Meeting of stockholders or until their respective successors are elected and qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:


                                                          Against/    Broker
                                            For           Withheld    Non-Votes
                                            ---           --------    ---------
                  Olav B. Bergheim          10,607,790     100,783        0
                  Daniel J. Holland         10,607,590     100,983        0


                  James C. Blair and John R, Lyon, whose terms as Directors of our company expire at our 2001 Annual Meeting of Stockholders, and Nicholas B. Binkley and Larry M. Osterink, whose terms as Directors of our company expire at our 2002 Annual Meeting of Stockholders continue to serve as Directors of our company until their respective terms expire and were not voted upon at the Annual Meeting,

         c. At the Annual Meeting, a proposal to amend the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") which will increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by an additional 200,000 shares was approved. The number of votes cast for and against, as well as the number of abstentions and broker non-votes relating to such proposal, are indicated below:


                  For               Against          Abstentions        Broker Non-Votes
                  ---               -------          -----------        ----------------
                  9,897,666         797,693          13,214             0


         d. At the Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2000 was approved. The number of votes cast for and against, as well as the number of abstentions and broker non-votes relating to such proposal, are indicated below: Broker FOR AGAINST ABSTENTIONS NON-VOTES 10,685,338 10,721 12,514 0

II.      Special Meeting of Stockholders held on April 3, 2000.

         a. A Special Meeting of Stockholders of Vista Medical Technologies, Inc. was held on April 3, 2000. The holders of 10,658,890 of the 13,805,493 shares of our Common Stock outstanding on March 13, 2000, the record date for the Special Meeting(approximately 77.21%) were present at the Special Meeting in person or by proxy.

         b. At the Special Meeting, a proposal to issue and sell up to 7,000,000 shares of the Company's Common Stock to certain investors, which may include officers and/or directors of the Company, or their affiliates, was approved. The number of votes cast for and against, as well as the number of abstentions and broker non-votes relating to such proposal, are indicated below:


                                                                       Broker
                  For               Against          Abstentions       Non-Votes
                  ---               -------          -----------       ---------
                  10,457,290        174,583          27,017            0


         c. At the Special Meeting, a proposal to give the Board of Directors the authority, at it's discretion, to effect a reverse stock split of the Company's Common Stock, was approved. The number of votes cast for and against, as well as the number of abstentions and broker non-votes relating to such proposal, are indicated below:


                                                                       Broker
                  For               Against          Abstentions       Non-Votes
                  ---               -------          -----------       ---------
                  10,439,557        210,466          8,867             0


Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)      Exhibits

        11.1     Statement Regarding Computation of Per Share Earnings

        27.1     Financial Data Schedule

B)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VISTA MEDICAL TECHNOLOGIES,INC.


Date:     August 2, 2000                        /s/ John R. Lyon
         ------------------------      -----------------------------------------
                                       John R. Lyon
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director(Principal
                                       financial and accounting officer)

Date:     August 2, 2000                        /s/ Stephen A. Gorgol
         ------------------------       ----------------------------------------
                                        Stephen A. Gorgol
                                        Director of Finance & Administration and
                                        Secretary