Form 10-Q
period 2000-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2000-11-13
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                   (1)      YES [X]        NO [ ]
                   (2)      YES [X]        NO [ ]

As of October 31, 2000 there were 19,578,971 shares of $.01 par value common stock outstanding.

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

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...........................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................10

Risks and Uncertainties...............................................................................11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................................22

SIGNATURES............................................................................................23


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        VISTA MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  September 30, 2000          December 31, 1999
                                                                                  ------------------          -----------------
                                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..............................................        $       3,591,932          $       1,368,910
    Short-term investments & securities available for sale ................                  305,293                    289,189
    Accounts receivable....................................................                1,185,376                  1,177,109
    Inventories............................................................                2,062,109                  2,649,542
    Other current assets...................................................                  156,493                    269,397
                                                                                  ------------------          -----------------
Total current assets ......................................................                7,301,203                  5,754,147
Property and equipment, net................................................                  949,935                  1,320,397
Patents and other assets ..................................................                  176,355                    292,178
                                                                                  ------------------          -----------------
TOTAL ASSETS ..............................................................        $       8,427,493          $       7,366,722
                                                                                  ==================          =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................................        $         493,582            $       985,520
    Accrued compensation                                                                     190,479                    205,481
    Accrued liabilities ...................................................                  307,215                  1,591,276
                                                                                  ------------------          -----------------
TOTAL CURRENT LIABILITIES .................................................                  991,276                  2,782,277

Commitments
Stockholders' equity:
    Convertible preferred stock, $01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding shares - no shares outstanding
         on December 31, 1999 or September 30, 2000........................                        -                          -
    Common stock, $01 par value:
      Authorized shares - 35,000,000
      Issued and outstanding shares - 13,795,525 on
      December 31, 1999 and 19,578,971 on September 30, 2000 ..............                  195,790                    137,955
      Additional paid-in capital ..........................................               67,690,374                 63,042,737
      Notes receivable from stockholders ..................................                  (78,375)                   (78,375)
      Deferred compensation ...............................................                 (313,455)                  (576,738)
      Accumulated deficit .................................................              (60,058,117)               (57,941,134)
                                                                                  ------------------          -----------------
     Total stockholders' equity ...........................................                7,436,217                  4,584,445
                                                                                  ------------------          -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................        $       8,427,493           $      7,366,722
                                                                                  ==================           ================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                                     VISTA MEDICAL TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                               Three Months Ended September 30,                  Nine Months Ended September 30,
                                            -------------------------------------             -----------------------------------
                                                2000                     1999                    2000                     1999
                                            -----------              ------------             -----------             -----------
Sales .................................     $ 1,518,717              $  1,649,012             $ 4,837,601             $ 3,839,676
Cost and expenses:
   Cost of sales ......................       1,396,657                 1,553,614               4,384,316               4,786,482
   Research and development ...........         417,885                   748,357               1,280,023               2,745,359
   Sales and marketing ................         403,304                   586,633               1,232,611               2,479,365
   Sales expense reversal .............        (750,000)                        -                (750,000)                      -
   General and administrative .........         392,922                   484,769               1,366,817               1,719,743
   Restructuring expense ..............        (121,016)                  690,269                (399,750)                690,269
                                            -----------              ------------             -----------             -----------
Total cost and expenses ...............       1,739,752                 4,063,642               7,114,017              12,421,218
                                            -----------              ------------             -----------             -----------

Loss from operations ..................        (221,035)               (2,414,630)             (2,276,416)             (8,581,542)
Interest income .......................          67,322                    38,445                 159,433                 196,262
Other gains/(losses) ..................               -                         -                       -                  50,625
                                            -----------              ------------             -----------             -----------
Net loss ..............................     $  (153,713)            $  (2,376,185)            $(2,116,983)            $(8,334,655)
                                            ===========             =============             ===========             ===========

Basic and diluted loss per share ......     $     (0.01)            $       (0.17)            $     (0.12)            $     (0.61)
                                            ===========             =============             ===========             ===========

Shares used in computing basic and
    diluted loss per share ............      19,525,347                13,655,734              17,454,598              13,565,711


                             See accompanying notes

                        VISTA MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Nine Months Ended September 30,
                                                                                          ---------------------------------
                                                                                             2000                   1999
                                                                                          ----------             ----------
OPERATING ACTIVITIES
Net loss ......................................................                          (2,116,983)            (8,334,655)
Adjustments to reconcile net loss to net cash used for
    operating activities:
        Depreciation and amortization .........................                              459,243                755,706
        Amortization of premium on short-term investments......                                    -                   (301)
        Amortization of deferred compensation .................                              263,283                368,849
        Changes in operating assets and liabilities,
            net of effect of acquisitions:
                Accounts receivable ...........................                               (8,268)              (303,018)
                Inventories ...................................                              587,433                102,795
                Other current assets...........................                              202,905                 57,018
                Accounts payable ..............................                             (491,938)               672,118
                Accrued compensation ..........................                              (15,003)              (107,784)
                Accrued liabilities ...........................                           (1,284,060)               412,174
                                                                                          ----------             ----------
Net cash flows used for operating activities ..................                           (2,403,388)            (6,377,098)

INVESTING ACTIVITIES
Purchases of short-term investments ...........................                              (16,104)              (117,687)
Maturities of short-term investments ..........................                                    -              1,000,000
Purchase of property and equipment ............................                              (62,958)              (159,031)
                                                                                          ----------             ----------
Net cash flows provided by (used for) investing activities ....                              (79,062)               723,282

FINANCING ACTIVITIES
Issuance of common stock ......................................                            4,705,472                 88,309
                                                                                          ----------             ----------
Net cash flows provided by financing activities ...............                            4,705,472                 88,309
Net (decrease) increase in cash and cash equivalents ..........                            2,223,022             (5,565,507)
Cash and cash equivalents at beginning of period ..............                            1,368,910              7,625,804
                                                                                          ----------             ----------
Cash and cash equivalents at end of period ....................                            3,591,932              2,060,297
                                                                                          ==========             ==========


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

2. Summary of Significant Accounting Policies

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be adopted effective January 1, 2001, but is not expected to materially impact the Company's financial statements.

3. Inventories


                                                            September 30, 2000           December 31, 1999
                                                            ------------------           -----------------
                                                               (Unaudited)
                     Parts and materials...............     $       2,661,620            $      3,574,107
                     Work in process...................               857,301                     334,437
                     Finished goods....................             1,233,592                   1,360,068
                                                            ------------------           -----------------
                                                                    4,752,513                   5,268,612
                     Less: reserves                                (2,690,404)                 (2,619,070)
                                                            ------------------           -----------------
                                                            $       2,062,109            $      2,649,542
                                                            ==================           =================


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

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, heart, head, neck and spine and other selected microsurgical procedures. Our products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures. Our product lines include the ORPC Visualization and Information System for general surgery and other complex endoscopic procedures, the Series 8000 Advanced Visualization and Information System, for use in heart surgery and the StereoSite System, for use in microscopic and endoscopic procedures in head, neck and spine surgery. In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into an incision in the body and which allows the surgeon to better view the internal part of the body being repaired. We expect to continue to incur substantial losses for at least the next 3 - 6 months. As of September 30, 2000, our accumulated deficit was approximately $60,058,000. There can be no assurance that our development efforts will result in commercially available products, that we will be successful in introducing the products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

OUR RESULTS OF OPERATIONS

         Sales. We had revenue from product sales of $1,519,000 and $4,838,000 for the three-and nine-months ended September 30, 2000, compared to revenues from product sales of $1,649,000 and $3,840,000 for the same period in 1999. The decrease in revenue for the three-month ended September 30, 2000, was due to decreased sales of our Cardiac products, partially offset by revenues derived from our Laparoscopic Bariatric Surgery Program launched during the first quarter of 2000. The increase in revenue for the nine-months ended September 30, 2000 was due to increased sales of our OEM products, sales of our 3-D technology to our new strategic partner, Richard Wolf GmbH, for the general surgery market, and revenues derived from our Laparoscopic Bariatric surgery Program.

         Cost of Sales. Our cost of sales were $1,397,000 and $4,384,000 for the three- and nine-months ended September 30, 2000, respectively, and $1,554,000 and $4,786,000 for the three- and nine-months ended September 30, 1999, respectively. The decrease for both the three-and nine-month periods was primarily due to reduced manufacturing expenses during the 2000 period as compared to 1999.

         Research and Development Expenses. Our research and development expenses were $418,000 and $1,280,000 for the three-and nine months ended September 30, 2000, respectively, compared to $748,000 and $2,746,000 for the corresponding period in 1999. The decrease in research and development expenses for both the three-and nine-month periods was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts. We expect our research and development expenses to increase moderately over current levels in the next several quarters as we upgrade our product for complex endoscopic surgery.

         Sales and Marketing Expenses. Our sales and marketing expenses were $403,000 and $1,233,000 for the three-and nine-months ended September 30, 2000, respectively, and $587,000 and $2,479,000 for the three- and nine-months ended September 30, 1999, respectively. A sales expense reversal of $750,000 was taken in the three-months ended September 30, 2000 resulting from the terms of a Termination and a Transition Agreement, both dated as of March 27, 2000 with Medtronic, Inc. The decrease in sales and marketing expense for both the three-and nine month periods reflects a reduction in staffing and related expenses as a result of a completed internal restructuring during the second half of 1999. We expect our sales and marketing expenses to increase sequentially during the next several quarters as we launch a national campaign to inform potential patients of their surgical options for weight management and those hospitals which participate in our Laparoscopic Bariatric Surgery Program.

         General and Administrative Expenses. Our general and administrative expenses were $393,000 and $1,367,000 for the three-and nine-months ended September 30, 2000, respectively, and $485,000 and $1,720,000 for the three- and nine-months ended September 30, 1999, respectively. The decrease for both the three- and nine-month periods was primarily due to a reduction in staffing and related expenses following a completed internal restructuring during the second half of 1999, a reduction in deferred compensation expense and lower professional, legal and consulting service fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

         Restructuring Expenses. We had credits for restructuring expenses of $121,000 and $400,000 for the three- and nine-months ended September 30, 2000, which was related to the subletting of a portion of our facility in Westborough, Massachusetts. The partial recovery represents the subletting of the remaining space on the second floor of our facility for which we took a $690,000 restructuring charge in the three-months ended September 30, 1999.

         Interest Income. Our net interest income was $67,000 and $159,000 for the three- and nine-month periods ended September 30, 2000, respectively, compared to $38,000 and $196,000 for the corresponding period in 1999. The increase in interest income for the three-months ended September 30, 2000 was due primarily to an increase in investment balances of $4,800,000 from a sale of common stock to three of our stockholders as of April 7, 2000, while the decrease in interest income for the nine-months ended September 30, 2000 was due primarily to lower investment balances of our excess cash.

         Other Gains. We had no other gains for the three-month and nine-month periods ended September 30, 2000, respectively, compared to no gains and $51,000 for the corresponding period in 1999. The gain for the nine-month period ended September 30, 1999 relates to proceeds from the sale of securities which we had received in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc.(formerly Urohealth systems, Inc.).

LIQUIDITY AND CAPITAL RESOURCES

         On April 7, 2000, we entered into a Securities Purchase Agreement with three of our stockholders. Under the terms of this agreement, we sold 5,654,411 shares of our common stock to these stockholders. After deducting estimated offering expenses, we realized net proceeds of approximately $4,591,000 from the offering. We anticipate that these proceeds, together with our existing cash, cash equivalents and short-term investments, and product revenues, will be sufficient to fund our operations through the next 9-12 months. Additional capital resources may be required to fund continuing expenditures related to our research, development, manufacturing and commercialization of new products beyond that point. There can be no assurance that we will be able to obtain the requisite funds in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds if and when needed, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.

         Net cash used for operating activities for the nine-months ended September 30, 2000 was $2,403,000 compared to net cash used of $6,377,000 for the corresponding nine-month period in 1999. The decrease in net cash used in operating activities was primarily attributable to decreasing net losses and lower inventory purchases during the 2000 period, partially offset by lower non-cash expense for depreciation and amortization and increasing payments on accounts payable in the 2000 period compared to the 1999 period.

         Net cash used by investing activities was $79,000 for the nine-months ended September 30, 2000 compared to $723,000 of net cash provided in the same period in 1999. The decrease in net cash provided by investing activities during the 2000 period was primarily attributable to declining balances of short term investments reaching maturity offset by decreasing purchases of property and equipment.

         Net cash provided by financing activities was $4,705,000 for the nine-months ended September 30, 2000 compared to $88,000 for the same period in 1999. The increase in net cash provided by financing activities during the 2000 period was primarily attributable to the closing of a Securities Purchase Agreement with three of our stockholders netting proceeds of approximately $4,591,000, along with an increase in purchases of stock by employees through our employee stock purchase plan partially offset by a lower level of stock option exercises.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2000, our investment portfolio included fixed-income securities of $3.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

         We cannot assure you that we will continue to comply with the $1.00 minimum bid price requirement or that we will continue to comply with the other requirements of having our Common Stock quoted on the Nasdaq SmallCap Market. If we are unable to maintain our status on the Nasdaq SmallCap Market, our common stock may be traded on the OTC Bulletin Board and there may not continue to be an active trading market for our common stock. If this occurs, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

         Since our formation in July 1993, and as of September 30, 2000, we had incurred cumulative net losses of $60.1 million. We expect to incur substantial losses for at least the next 3-6 months. We may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

WE ARE, TO A SIGNIFICANT EXTENT, DEPENDENT ON DISTRIBUTION PARTNERS TO SELL OUR PRODUCTS.

         We do not have a sales force and, in the past, have been primarily dependent on our agreements with Medtronic and Sofamor Danek for sales of the majority of products derived from our core three-dimensional technology. Both of these agreements have been terminated. As of May 19, 2000 we entered into an exclusive distribution agreement with Jomed International to transition distribution of our products with applications in heart surgery and to continue support to our heart customer base. However, this transition may not be achieved without operational disruption and unplanned cost, or at all. If we are unable to make this transition, we may be unsuccessful in distributing our heart surgery products and may lose significant revenues as a result thereof.

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

OUR PROFITABILITY IS DEPENDENT UPON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS BASED ON OUR CORE THREE-DIMENSIONAL TECHNOLOGY.

         Products derived from our core technology - the ORPC for general surgery, gynecology and urology, and the Series 8000 for minimally invasive heart surgery - are expected to account for the majority of our revenues over the next several years. The demand for these products may not be sufficient to allow us to achieve profitable operations.

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

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)      Exhibits

        11.1     Statement Regarding Computation of Per Share Earnings

        27.1     Financial Data Schedule


B)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VISTA MEDICAL TECHNOLOGIES,INC.


Date:     November 13, 2000           /s/ John R. Lyon
          --------------------        ------------------------------------
                                      John R. Lyon
                                      President, Chief Executive Officer, Chief
                                      Financial Officer and Director(Principal
                                      financial and accounting officer)

Date:    November 13, 2000            /s/ Stephen A. Gorgol
         ---------------------        ------------------------------------
                                      Stephen A. Gorgol
                                      Director of Finance & Administration and
                                      Secretary