Form 10-K
period 2000-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2001-04-02
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For fiscal year ended December 31, 2000

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

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001 was approximately $12,942,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's Common Stock as of March 23, 2001 was 19,589,386.

         Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 7, 2001, to be filed on or about April 30, 2001 and referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

                                     PART I

Item 1. BUSINESS

         THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, PLEASE SEE "RISKS AND UNCERTAINTIES" AT PAGES 17 THROUGH 24 OF THIS REPORT.

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, cardiac surgical and other selected microsurgical procedures. We also develop and sponsor training and support programs for medical personnel which enhance the adoption of procedures incorporating use of our visualization technology. Our products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures, combined with the ability to view new additional information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery. Our product lines include the ORPC Advanced Visualization and Information System for general surgery and other complex endoscopic procedures and the Series 8000 Advanced Visualization and Information System, for use in cardiac surgery. In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and which allows the surgeon an adequate view of the internal part of the body being repaired.

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

     MINIMALLY INVASIVE MICROSURGERY

         Minimally invasive microsurgery is an extension of minimally invasive surgery, characterized by greater complexity and precision. Minimally invasive microsurgical procedures have been made possible primarily by recent advances in medical technology. These procedures are usually performed in very confined areas of the body, involve critical parts of the body, and often require dissection, reconstruction and removal of body parts. As a result of the inherent complexity involved in these procedures, we believe that for surgeons to adopt the procedures, they must have access to specialized instruments and technology, including technology which will provide them with better visualization of the procedure being performed. Examples of minimally invasive microsurgery are emerging in general surgery and cardiac surgery, as well as in the fields of gynecology and urology.

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

         MINIMALLY INVASIVE MICROSURGERY.

         Complex minimally invasive procedures in general surgery, gynecology and urology have evolved relatively slowly over the past few years, slowing considerably from 1995. According to the journal INVIVO, "Though the benefits of MIS (Minimally Invasive Surgery) - shorter recovery times and less pain and trauma for the patient, lower costs and less time lost from work for employers - are widely applicable across a range of procedures, realizing those benefits beyond gallbladder removal proved tricky. Worse, for more complex procedures, MIS actually proved problematic for surgeons, notwithstanding its other benefits
- longer procedure times, more difficult manipulation of instruments, more torturous ergonomics."

         THE VISTA MEDICAL SOLUTION.

         We believe that the general technology required to drive renewed growth in complex minimally invasive procedures for general surgery is now being undertaken by many companies in fields complementary to ours, for example, in surgical robotics, electrosurgery and surgical instrument design. We believe that our advanced visualization and information technology will contribute to this renewed growth by providing the surgeon with enhanced depth perception when performing complicated, physically intricate tasks, and will provide the surgeon with the ability to view additional information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during a procedure. We believe that conventional 2-D visualization systems compromise the ability of a surgeon to maneuver, especially in complex reconstructive surgery, and that our natural 3-D picture will provide the surgeon with an advantage in these cases.

      CARDIAC SURGERY

         CONVENTIONAL TREATMENTS

         Heart disease, the leading cause of death in the United States, is typically treated with drugs, surgical procedures or both. Methods of accessing the heart for treatment include surgically opening the chest, threading a balloon-tipped catheter through a major artery, or, most recently, gaining surgical access via a small incision in the chest. Although procedures involving the insertion of a catheter are less invasive than the conventional method of opening the chest, a major drawback is the high rate of renarrowing of the blood vessel at the treatment site. Traditional open-heart surgical procedures, including coronary artery bypass graft and valve replacement or repair procedures typically involve the surgeon making a 12 to 18 inch incision in the patient's chest, cutting the sternum in half with a bone saw, and then spreading the rib cage open with a steel retractor to perform the grafting procedures or to replace or repair the heart valves. Although relatively effective in treating the heart condition, these procedures result in severe trauma to the patient. Results of studies have that approximately one-third of all angioplasties experience restenosis or renarrowing of the blood vessel at the treatment site within seven months while most traditional cardiac bypass procedures remain effective for more than a decade. Worldwide we believe that there are more than 1 million of these procedures performed each year.

         MINIMALLY INVASIVE CARDIAC SURGERY

         The application of minimally invasive techniques to cardiac surgery is regarded as a potentially revolutionary development in modern surgery. Minimally invasive heart bypass and heart valve replacement or repair procedures avoid the trauma caused by cracking the chest open and promise to significantly decrease pain and trauma and shorten recovery times. The minimally invasive approaches may also be performed on either a beating or arrested heart giving the surgeon more flexibility to treat a patient's condition. While there is still professional debate on the ultimate form or standard of care and techniques and practices are still under development, nearly all of those involved believe that minimally invasive procedures will change the future practice of heart surgery, just as laparoscopy has revolutionized general surgery. However, minimally invasive heart microsurgery requires the surgeon to perform technically challenging procedures, including working on tiny delicate structures, such as a one millimeter heart vessel with highly restricted access through small incisions. We believe that one of the current limitations to widespread adoption of minimally invasive heart microsurgery is the restricted visibility through the small incisions currently used. While new retractor systems are being introduced to open the incision and therefore improve the surgeon's access and ability to visualize the anatomy directly, restricted visibility, particularly for more complex cases, remains an issue. However, the goal of truly minimizing the incision to reduce trauma, can only be achieved effectively with products and technology that enhance visualization of the affected area through the smallest access.

         THE VISTA MEDICAL SOLUTION.

         We believe that our visualization technology which provides the heart surgeon with an intuitive and ergonomically designed product to solve the inherent vision restrictions of the minimally invasive cardiac procedure, will enable the use of minimally invasive microsurgery techniques with the required level of safety, efficacy and precision. Our technologies are equally effective whether the surgeon elects to use either a beating or arrested heart approach, giving the surgeon increased flexibility in treatment options. We believe that the enhanced visualization provided by our products will enable a significant number of surgeons, who otherwise might be reluctant to perform minimally invasive cardiac surgery, to adopt the procedures, particularly as complementary products are developed to provide a complete technological solution. There is also continuing evidence of patient interest and demand for these procedures.

OUR BUSINESS STRATEGY

     Our business strategy is to become the leading developer and marketer of advanced visualization and information systems for complex minimally invasive applications in general surgery, cardiac surgery and other selected surgical specialties. Key elements of our strategy include:

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

    IDENTIFY SPECIFIC HIGH-VALUE PROCEDURES TO FACILITATE OUR ENTRY INTO THE GENERAL SURGERY MARKET

         Our strategy for entering the general surgery market involves identification of high value procedures where our visualization technology uniquely enhances procedure performance. The first of these is laparoscopic gastric bypass, a surgical technique which addresses morbid or extreme obesity. Morbid obesity affects approximately 8 million adults in the United States. We have been working closely with surgeons pioneering the approach and in January 2000 launched the Laparascopic Bariatric Surgery Program to establish a national network of centers to perform minimally invasive gastric bypass surgery. This program is designed to provide participating hospitals with the complete information, training and technology necessary to perform this surgery, and also includes a national patient referral campaign. We began signing up, training and delivering equipment to hospitals interested in participating in the program in the first quarter of 2000. When our Laparoscopic Bariatric Surgery program is fully established, we plan to use it as a model for subsequent procedures which we are in the process of identifying and developing.

    ESTABLISH ADVANCED VISUALIZATION TECHNOLOGIES AS STANDARD PRACTICE IN MINIMALLY INVASIVE CARDIAC SURGERY.

         We believe that we have the only visualization system specifically used for minimally invasive cardiac surgery. We are currently working with members of our clinical advisory boards, other leading surgeons and a strategic partner to develop operating protocols which incorporate advanced visualization technologies as standard practice. We intend to participate with our strategic partner in providing training in these procedures, which include the use of our visualization system.


    INCREASE THE SURGEON'S REAL-TIME ACCESS TO CRITICAL DATA.

         The surgeon's access to operative data, on demand, in real time and integrated with the anatomical image, enhances procedure performance. Our head mounted display, incorporating picture-in-picture capability and voice control, is designed to give the surgeon this real-time access to critical information integrated with the anatomical images generated by our camera systems.

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

ADVANCED VISUALIZATION PRINCIPLES AND OUR PRODUCT PLATFORM

         Our technology provides a 3-D visualization solution to the inherent vision restrictions and demands of minimally invasive microsurgery. Our technology provides the surgeon with a clear view of the anatomy with the ability to view additional information in a voice-controlled, picture-in-picture format, which facilitates real-time decision making during the procedure.

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

    HEAD MOUNTED DISPLAY

         The head mounted display device was originally developed for critical applications in military aerospace by Kaiser Aerospace. We subsequently determined that the head mounted display was the optimal solution to the challenge of displaying information during minimally invasive microsurgery. The fundamental technology and human factors experience incorporated in our surgical head mounted display is the result of substantial investment and development by Kaiser Aerospace, originally for military applications. This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our head mounted display design. Kaiser's original know-how and technical knowledge have been transferred to us under our development agreement with Kaiser Electro-Optics, Inc., a subsidiary of Kaiser Aerospace. We have performed significant additional development work, and have proprietary rights, in the surgical head mounted display design. Our head mounted display, which we believe is the first specifically designed for surgical use, provides 3-D visualization of small delicate body structures, has the capability of integrating relevant data and presents the image seen by the surgeon in the most correct, intuitive and ergonomic way. Wearing the head mounted display, the surgeon can also perform surgery "in-line"--meaning with the eyes, hands, instruments and subject in-line. In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

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

    THREE-DIMENSIONAL IMAGE ACQUISITION

         We believe that three-dimension visualization capability is critical in minimally invasive microsurgery procedures such as cardiac surgery and complex endoscopic procedures in general surgery, gynecology and urology. Our technology for stereo visualization consists of the following proprietary elements: the optical system, the stereo camera and the stereo processor. The first 3-D endoscopic optical system we employed was originally developed and patented by a noted optical designer, Mr. H. McKinley, and is licensed exclusively to us for medical applications. We have also acquired rights to the stereo endoscope technology of Carl Zeiss. Both McKinley and Zeiss systems are designed to replicate the view that the surgeon would have if the procedures were being performed open and he or she had direct sight of the anatomy. We believe that the McKinley and Zeiss optical systems will provide us with a significant and enduring competitive advantage because they provide natural depth perception, and can be packaged with twin cameras in a very compact design. The twin cameras acquire the image in a manner analogous to a human's two eyes.

        Our technology can package the twin cameras in two ways. In the first method, a stereo micro-camera is attached to the end of a flexible or rigid guide which can then be inserted directly into the body cavity and organs. The image is directly captured by the camera chips without being transmitted through multiple rod lenses as in a conventional design. The elimination of optical surfaces produces several important advantages, including increased image quality, improved contrast, better reliability and improved ability to sterilize the instrument. Alternatively, for applications where standard endoscopic surgical technique remains preferable, a stereo camera is mounted externally on a stereo endoscope. This second method is the current preferred approach for the procedures in which we are primarily involved. The image acquired by either approach is then processed for display by control electronics which we have developed. The controller also includes image management features which contribute significantly to procedure performance, such as dual image presentation and picture-in-picture.

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

         The data integration capability of our products has been enhanced through a perpetual, exclusive license from GDE which has added high speed image-based information processing and networking software to our technology platform. We believe that our technology will demonstrate that real-time access to relevant information, along with enhanced visualization, is a critical requirement of performing minimally invasive microsurgery and other surgical procedures. We anticipate incorporating appropriate elements of this software package into future products.

PRODUCT LINES

         We develop products based on our core technology and product platform described above, that are customized for the specific general surgical, cardiac surgical and other procedures to which they are directed. Our product lines are as follows:

     ORPC: 3-D VISUALIZATION AND INFORMATION SYSTEM FOR GENERAL SURGERY AND OTHER COMPLEX ENDOSCOPIC PROCEDURES

         The most recent application of our platform technology is complex procedures in general surgery. Our first public demonstration of this platform was in October 1999, principally targeted at the emerging procedure of minimally invasive gastric bypass to control morbid obesity. Our general surgical system is designed on modular principles and consists of the following major components:


        COMPONENT                   DESCRIPTION
Head mounted                        Head-mounted display and operating room
display/ORPC                        personal computer which integrates multiple
                                    video images in a picture-in-picture format
                                    using voice commands from the head mounted
                                    display. Up to three head mounted displays
                                    can be used per system.

Stereo laparoscopes                 Ten millimeter diameter stereo laparoscopes
                                    in both 0(0) and 30(0) angles of view.

StereoScope                         Three-dimensional camera head for attachment
                                    to our stereo laparoscopes.



Stereo Camera                       High resolution stereo image processor.
Controller

Xenon Lightsource                   High intensity 300 watt xenon light source
                                    to illuminate the Stereo Laparoscopes.

Endoscopy Cart                      Cart which holds the Advanced System for
                                    Laparoscopy.


         All necessary 510(k) clearances to market the components of the ORPC have been received.

        SERIES 8000 ADVANCED VISUALIZATION AND INFORMATION SYSTEM FOR HEART SURGERY

         We have developed the Series 8000 for minimally invasive and other procedures in cardiac surgery. The components of the Series 8000 are individual modules, rack mounted in a custom console, and supplied as an integrated, upgradeable system.


        COMPONENT                   DESCRIPTION
CardioView                          Head-mounted display and information
                                    processing computer which integrates
                                    three-dimensional visualization of surgical
                                    anatomy and related diagnostic and
                                    monitoring data. Beginning in 2001,
                                    CardioView will include the image management
                                    features of the ORPC, including voice
                                    control.

Stereo Endoscope                    10mm diameter stereo endoscopes in both
                                    0(0)and 30(0)angles of view.

CardioCamera                        Three-dimensional miniature high resolution
                                    digital cameras. Cameras can be delivered
                                    directly into the surgical field by
                                    CardioGuide or externally by attachment to
                                    retractor systems (available by special
                                    order only).

StereoScope                         Three-dimensional camera head for attachment
                                    to our stereo endoscopes.

2D Endoscope Camera                 Camera for attachment to conventional
                                    two-dimensional endoscopes.

CardioController                    High resolution stereo image processor which
                                    drives all the CardioCameras in the
                                    operating room.

CardioLight                         High intensity 300 watt xenon light source
                                    to illuminate the Stereo Endoscopes.

CardioConsole                       Console for rack mounting of all Series 8000
                                    modules.


         All necessary 510(k) clearances we require to market the components of the Series 8000 have been received.

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

       RICHARD WOLF, GMBH

         In December 1999, we entered into a three year agreement whereby Richard Wolf, GmbH, a leading company in the worldwide endoscopic instrumentation market, will exclusively distribute our 3D visualization and integration platform for minimally invasive applications in general surgery, gynecology and urology, in all markets outside the United States. We also have a non-exclusive co-marketing arrangement with Richard Wolf within the United States. In connection with the agreement, Richard Wolf placed an initial order for systems of various configurations, with deliveries beginning in the first quarter of 2000. This agreement is directly related to our change of strategic emphasis to target the largest potential near-term market segments for our 3D visualization technology - complex endoscopic procedures in general surgery, gynecology and urology.

       JOMED

         In May 2000, we entered into an exclusive distribution agreement and a cooperative technology agreement with Jomed International. Under the exclusive distribution agreement, Jomed became the exclusive distributor of our Series 8000 product in cardiac and related interventional radiology markets. In connection with this agreement, Jomed agreed not to market or sell any product directly competitive with our products in these fields. Jomed agreed to pay us a fixed amount for each product ordered, as well as royalties based on gross profits of units sold. We agreed to supply products to Jomed at a price that is at least as favorable as that charged to other customers. Each year during the term of the distribution agreement, we will agree upon a marketing plan with Jomed and will be allowed to terminate Jomed's exclusive rights if they, by negligence, fail to implement the marketing plans in any material respect. In this event, Jomed would then retain non-exclusive rights to distribute our product for a period of time. The distribution agreement is to remain in effect until December 31, 2004 and is automatically renewable for additional one-year periods if Jomed has met at least 70% of its projected sales for the previous year. The distribution agreement may be terminated for material breach by either party or if either party ceased to do business or seeks protectiion under any bankruptcy proceeding.

        Under the terms of the cooperative technology agreement with Jomed, we agreed to cooperate with Jomed on developing enhancements for our Series 8000 product to optimize its utilization as the standard visualization platform for the placement of Jomed's SOLEM GraftConnector(TM). This agreement will terminate when the exclusive distribution agreement terminates or if Jomed's exclusive rights under that agreement terminate.

    GDE SYSTEMS

         In February 1997, GDE Systems, a leading military electronics and information management company, granted us an exclusive worldwide license to software, documentation and trademarks of GDE for use in the medical field. Since 1993, GDE's subsidiary, Healthcom, had been adapting the software licensed to us to provide high-speed, image-based information processing and networking capabilities specifically for medical applications. In connection with the license, we issued to GDE shares of our common stock with a value based on the initial public offering price, of $250,000 and will pay GDE a royalty on revenues derived from any products based upon or derived from the GDE software. We also made a non-refundable payment of $250,000 in December 1998 as a combination of royalty payments earned through such date and a royalty advance creditable against future royalties. Under this license agreement, we hired three of GDE's software development engineers, none of whom are currently employed by us. GDE has a right of first refusal to license our improvements to the software for use in non-medical markets, subject to the payment of a royalty to us.

    KAISER AEROSPACE

         In July 1995, we entered into a Manufacturing Supply Agreement with Kaiser Electro-Optics, a subsidiary of Kaiser Aerospace. This agreement was then amended in December 1997. In December 1997, we entered into a Technology Strategic Alliance: Memorandum of Understanding with Kaiser Aerospace, which superseded a similar agreement entered into with Kaiser Electro-Optics in July 1995. The technology strategic alliance provides that Kaiser Aerospace will cooperate with us in joint development programs related to our current generation head mounted display to be negotiated on an arms-length and project-by-project basis for a five-year term. We will also contract with Kaiser Electro-Optics for development and manufacturing services related to the head mounted display, including initial production quantities. The manufacturing supply agreement with Kaiser Electro-Optics provides that they will be our preferred supplier for a five-year period for not less than 75% of our requirements for the optical subassembly of the head mounted display, provided that pricing and other terms are competitive and mutually agreed upon. Under the technology strategic alliance with Kaiser Aerospace, they granted a right of first refusal to exclusively license independently developed new technology or devices for medical applications. Reciprocally, in December 1997, we entered into a License Agreement with Kaiser Aerospace under which we exclusively licensed to Kaiser Aerospace the right to manufacture and distribute industrial and professional versions of our head mounted display in market segments other than medicine in return for an up-front payment and royalties based on sales.

        In June 2000, we retroactively waived future payment of specified royalties by Kaiser provided for in the license agreement with them. In return, Kaiser agreed to cancel an order that we had placed for a shipment of head mounted display units, without additional cost to us. We have not ordered any additional current generation head mounted display units from Kaiser since that time.

LICENSE AGREEMENTS

     We have licensed aspects of our technology from third parties.

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

    FUJI

         In June 1996, Fuji Film Co. and Fuji Photo Optical Co., Ltd. granted to us a non-exclusive license to certain optical zoom technology for use in endoscopes. We are obligated to pay royalties on net sales of products in the United States which incorporate Fuji's technology. We have not incorporated any of this technology into our products and thus have not been obligated for any royalties as of the date of this annual report. Fuji may terminate the agreement if we do not cure any violation of the agreement within a limited period of time. Our failure to retain rights to these technologies could negatively impact our business.

     CARL ZEISS

         In August 1998, Carl Zeiss granted us non-exclusive rights in the medical field to three issued United States patents and four pending foreign applications. We are obligated to pay Zeiss royalties on sales of products incorporating the licensed technology and to provide technical and applications support, at our current rates for such services, to parties that previously acquired Zeiss' Endo-Live Stereo Endoscope, now discontinued. Zeiss may terminate the agreement in the event of a material breach by us which is not cured within a limited period of time. Our failure to retain rights to the Zeiss patents may negatively impact our business.

INTELLECTUAL PROPERTY PROTECTION

         We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of December 31, 2000, we had exclusive ownership rights to 15 issued United States patents, 9 pending United States patent applications and 4 pending foreign applications covering various aspects of our devices and systems. Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 8 pending foreign applications covering various aspects of our devices and systems. In 1998 we additionally obtained from Carl Zeiss non-exclusive rights to three issued United States patents and four pending foreign applications. We intend to file additional patent applications in the future. The failure of such patents to issue could damage our ability to protect our proprietary information.

         Our future success will depend, in part, on our ability to continue to develop patentable products, enforce our patents and obtain patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. We are not certain that patents will issue from any patent applications owned by or licensed to us or that, if patents do issue, the claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any issued patents owned by or licensed to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages.

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

         In general, the development of visualization and information systems is intensely competitive. Patents issued and patent applications filed relating to medical devices are numerous and current and potential competitors and other third parties may have filed or in the future may file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. We cannot assure you that third parties will not assert infringement claims against us in the future or that any such assertions will not result in costly litigation or require us to obtain a license to intellectual property rights of such parties. Any such licenses may not be available on acceptable terms, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could damage our business.

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

         Class I devices are subject to general controls, such as establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to "good manufacturing practice" standards. Class II devices are subject to general controls and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Examples of Class III products include, life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices. Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA clearance prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A pre-market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application. A pre-market approval application typically takes several years to be approved by the FDA.

    DEVICE  APPROVAL

         Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a pre-market approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device substantially equivalent to a predicate device. The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence. The FDA requires a rigorous demonstration of substantial equivalence.

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

         Any products which we manufacture or distribute are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, "good manufacturing" requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA. A new 510(k), pre-market approval or pre-market approval supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), pre-market approval or pre- market approval supplement.

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

       TRAINING

         The introduction of new technology requires training for both surgeons and operating room personnel. The model for our training philosophy is our sponsorship of the Laparascopic Bariatric Surgery program, introduced in early 2000. This comprehensive program is designed to provide participants with the complete information, training and technology necessary to perform minimally invasive gastric bypass surgery as a treatment for morbid obesity.

       CLINICAL EVALUATION

         All of our product lines are developed with frequent input from our clinical advisory boards which are discussed under "--Clinical Advisory Boards." This evaluation phase may progress into a publication phase with advisors publishing results of their experience in leading publications or speaking at major clinical conferences. We support such research, although we have no control over the content or timing of any publication or presentation, because impartial education of the general clinical audience is a key component in establishing procedure and equipment acceptance. As part of our strategy, we also intend to continue to support seminars and symposiums and participate in industry trade shows either independently or in conjunction with our strategic partners.

    INTERNATIONAL SALES

         We have entered into a strategic relationship with Richard Wolf, GmbH, for distribution of our products in general surgery, gynecology, and urology in all international markets, and with Jomed N.V. for cardiac surgery. For a description of these relationships, please see "--Strategic Alliances". We will continue to evaluate partnership opportunities as appropriate for international sales of all of our product lines.

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

         Although several companies compete with aspects of our visualization product line, we believe there is no single company which offers a complete and integrated advanced visualization and information system specifically directed at minimally invasive microsurgical applications. In addition, we are not aware of any other stereo head- mounted display which has been cleared for marketing in surgical applications by the FDA. We do believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery. There can be no assurance that we will be successful in competing with any such companies.

CLINICAL ADVISORY BOARDS

         We have established clinical advisory boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, and a general advisory board focused on other minimally invasive specialties. Members of our clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis. Our clinical advisory boards are intended to act as a clinical reference for us and to provide access to potential training sites for our visualization products.

EMPLOYEES

         As of February 28, 2001, we had 35 full-time employees, none of whom hold advanced degrees. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

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

WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

         On February 10, 2000, our common stock ceased to be quoted on the Nasdaq National Market and began to be quoted on the Nasdaq SmallCap Market as a result of Nasdaq's concern about our ability to maintain continued compliance with some of the Nasdaq National Market requirements for continued quotation. In addition, since that time, Nasdaq has placed us on probation twice for failing to maintain a minimum bid price of $1.00 per share of our common stock. Although we have successfully complied with the terms of these probations, our common stock has recently failed to maintain a consistent bid price above $1.00 per share and we cannot assure you that we will be able to remain compliant with the continued listing requirements of Nasdaq. If we are unable to remain compliant, Nasdaq may not continue to allow our common stock to be quoted on the Nasdaq SmallCap Market. If we are unable to maintain our status on the Nasdaq SmallCap Market, there may not continue to be an active trading market for our common stock. If this occurs, you may not be able to sell your shares quickly or at the market price.

WE MAY NEED ADDITIONAL FUNDS TO SUPPORT OUR CURRENTLY PROPOSED OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE MAY HAVE TO SIGNIFICANTLY SCALE BACK OUR OPERATIONS OR FOREGO OPPORTUNITIES IN NEW MARKET SEGMENTS.

         We recently announced that we are working on a strategic initiative extending our business to become more involved in the medical treatment of severe obesity. If we decide to pursue this initiative, we will be required to raise additional funds to support our operations. In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds. If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective. Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

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

         - The costs of sponsorship training of the physicians to become proficient in the use of our products and procedures;

         - The costs of developing marketing and distribution capabilities.

        Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

         Since our formation in July 1993, and as of December 31, 2000, we had incurred cumulative net losses of $61.6 million. We expect to incur substantial losses for at least the next 12 months. We may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

WE ARE, TO A SIGNIFICANT EXTENT, DEPENDENT ON DISTRIBUTION PARTNERS TO SELL OUR PRODUCTS.

         We only have a small direct sales force and, in the past, we were primarily dependent on agreements with third parties for sales of the majority of products derived from our core three-dimensional technology. Two of our primary distribution agreements were terminated in 2000 and we just recently entered into an arrangement with Jomed N.V. to transition distribution in cardiac surgery and to continue supporting our cardiac customer base. However, this transition may not be achieved without operational disruption and unplanned cost, or at all. If we are unable to make this transition, we may be unsuccessful in distributing our cardiac surgery products and may lose revenues.

         In addition, during the last year, we changed our strategic emphasis for our core three-dimensional technology for applications in general surgery, gynecology and urology. We cannot assure you that we will be successful in these areas of sales. Even if we are successful, we cannot assure you that the revenue achieved in these areas of emphasis will be sufficient to compensate for any loss of sales revenue from the termination of our previous distribution agreements for cardiac products. Either of these results could have an adverse affect on our financial condition and results of operations.

OUR PROFITABILITY IS DEPENDENT UPON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS BASED ON OUR CORE THREE-DIMENSIONAL TECHNOLOGY.

         Products derived from our core technology - the ORPC for general surgery and the Series 8000 for minimally invasive cardiac surgery are expected to account for the majority of our revenues over the next several years. The demand for these products may not be sufficient to allow us to achieve profitable operations.

         Our development efforts for improvements to these products may not be successful. In addition, other products under development may not be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.

OUR SUCCESS IS DEPENDENT UPON ACCEPTANCE OF A MINIMALLY INVASIVE APPROACH TO COMPLEX PROCEDURES AS A RELIABLE, SAFE AND COST EFFECTIVE ALTERNATIVE TO EXISTING TREATMENTS.

         Complex minimally invasive procedures are only performed on a very limited basis by a relatively small number of highly skilled surgeons. We are unable to predict how quickly, if at all, complex minimally invasive procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

        Even if the clinical safety and effectiveness of complex minimally invasive procedures is established in general surgery, cardiac and other specialties, surgeons, specialists and other physicians may choose not to recommend the procedures for any number of other reasons. Adoption of these procedures by doctors will depend, for example, upon our ability to facilitate and sponsor training of surgeons to perform complex minimally invasive procedures and the willingness of these surgeons to perform such procedures. Doctors may also elect not to recommend the minimally invasive procedures based on possible unavailability of acceptable reimbursement from health care payors. Health care payor acceptance may require evidence of the cost effectiveness of minimally invasive procedures as compared to other currently available treatments. We believe that physician endorsements will be essential for clinical adoption of minimally invasive procedures and these endorsements may not be obtained. Patient acceptance of new procedures will depend upon doctor recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

WIDESPREAD USE OF OUR PRODUCTS WILL REQUIRE SPONSORING THE TRAINING OF A LARGE NUMBER OF SURGEONS, AND THE TIME REQUIRED TO INSTITUTE A TRAINING PROGRAM AND TO TRAIN SUCH SURGEONS COULD ADVERSELY AFFECT NEAR TERM MARKET ACCEPTANCE.

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

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH ANY SCALE-UP OF MANUFACTURING WHICH MAY BE REQUIRED TO MEET MARKET DEMAND AND BECOME PROFITABLE.

         We have never established high-volume manufacturing operations and if we are required to do so to meet market demand or to become profitable, we may not be able to establish or maintain reliable operations at commercially reasonable costs. We may also require additional manufacturing facilities if production volumes increase. Acquisition of new manufacturing facilities would also likely involve relocation. Difficulties in scaling up manufacturing of products could result from problems involving:

         -        quality control and assurance,

         -        component and service availability,

         -        adequacy of control policies and procedures,

         -        lack of qualified personnel,

         - compliance with FDA regulations and the need for further FDA approval of new manufacturing processes and facilities and

         -        other production constraints.

         We have considered and will continue to consider as appropriate, the internal manufacture of sub- assemblies currently provided by third-party subcontractors, as well as the implementation of new production processes. Our manufacturing yields or costs may increase as a result of the transition to in-house production or to new production processes when such efforts are undertaken. In addition, costs in complying with FDA good manufacturing practices or changes in such practices may exceed our expectations.

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

         Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies. Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution. A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product. In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. For additional information concerning the regulatory framework under which we operate, please see "Business--Regulation."

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

         We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance. Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare compensates hospitals at a predetermined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis and compensates physicians at a pre determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures. The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person. We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payors.

         If we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets would be dependent, in part, upon the acceptance by the prevailing health care financing system in each country. Health care financing systems in international markets vary significantly by country and include both government sponsored health care programs and private insurance. We cannot assure you that these financing systems will endorse the use of our products.

WE HAVE LIMITED EXPERIENCE DIRECTLY MARKETING OUR PRODUCTS OVERSEAS AND MAY NOT BE SUCCESSFUL IN EXPANDING INTO INTERNATIONAL MARKETS WITHOUT EXPERIENCED PARTNERS.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS.

         Our future success will depend, in part, on our ability to continue developing patentable products, enforcing our patents and obtaining patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. Patents may never issue from any patent applications owned by or licensed to us. Even if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents owned by or licensed to us may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide us with competitive advantages.

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

         In addition to patents,we rely on unpatented trade secrets to protect our proprietary technology. Others may independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose this technology. It is difficult to protect rights to unpatented proprietary technology. Third parties may obtain patent rights to these unpatented trade secrets, which patent rights could be used to assert infringement claims against us. We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology. The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown.

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

Item 2. PROPERTIES

         Our facilities consist of approximately 6,500 square feet of office space located in Carlsbad, California, in which our executive offices, plus some marketing and sales staff are located. The lease for our Carlsbad facility expires in January 2002. In addition, we maintain a facility of approximately 37,100 square feet in Westborough, Massachusetts in which our development, engineering, manufacturing operations and customer service personnel are located. We currently sublease approximately 19,280 square feet of this space to three other parties and only occupy 17,820 square feet for our operations. The leases under which we have acquired the right to occupy the Westborough facilities expire at various points in time beginning in October 2001 and ending in October 2002. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.
                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Price of and Dividends on the Registrant's Common Equity.

         Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq SmallCap Market under the symbol "VMTI." The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National market from January 1, 1999 through December 31, 2000.


                                                    HIGH       LOW
                                                    ----       ---
1st Quarter 1999 ............................       3.31        2.00

2nd Quarter 1999.............................       2.09        1.38

3rd Quarter 1999.............................       1.69        0.38

4th Quarter 1999 ............................       1.03        0.31

1st Quarter 2000 ............................       2.88        0.63

2nd Quarter 2000.............................       1.38        0.63

3rd Quarter 2000 ............................       2.00        0.94

4th Quarter 2000 ............................       1.50        0.19


         On March 23, 2001 the last reported sale price of the Common Stock was $0.81. As of March 13, 2001, there were approximately 142 holders of record of the Common Stock.

         We have never declared or paid any cash dividends on our capital stock. We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

         (b) Recent Sales of Unregistered Securities.

         On November 28, 2000, we sold 5,275 shares of our common stock to Medtronic, Inc., in connection with the termination of an agreement with them. These shares were issued in exchange for Medtronic assisting us with the distribution of our products during a six month period following termination of this agreement. We also sold 14,076 shares of our common stock to John Kennedy, one of our officers, as partial payment of his regular salary. These shares were issued under the terms of a common stock purchase agreement dated as of August 2, 2000 between us and Mr. Kennedy. All of these shares were issued as private offerings in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.


                                                                              YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                             1996         1997           1998         1999             2000
                                                        --------    ----------    -----------   -----------     -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Sales..............................................   $  2,244    $    4,141    $     6,572   $     5,516     $     6,539

  Costs and expenses:

     Cost of sales...................................      2,253         4,559          6,119         7,521           5,947

     Research and development........................      3,880         6,875          5,480         3,229           1,736

     Sales and marketing.............................      2,057         5,011          5,953         2,890           1,158

     General and administrative......................      3,103         5,499          5,039         2,178           1,925

     Restructuring expense...........................         --            --            940           690            (400)
                                                        --------    ----------    -----------   -----------     -----------
  Total costs and expenses...........................     11,293        21,944         23,531        16,508          10,366
                                                        --------    ----------    -----------   -----------     -----------
  Loss from operations...............................     (9,049)      (17,803)       (16,959)      (10,992)         (3,827)

  License income.....................................      1,493            --             --            --              --

  Interest income....................................        117           926            900           218             213

  Other gains/(losses)...............................         --            --           (662)           51              --
                                                        --------    ----------    -----------   -----------     -----------
  Net loss...........................................   $ (7,439)   $  (16,877)   $   (16,720)  $   (10,723)    $    (3,614)
                                                        ========    ==========    ===========   ===========     ===========

  Basic and diluted net loss per share (1)...........   $ (37.01)   $    (2.51)   $     (1.26)  $     (0.79)    $     (0.20)
                                                        ========    ==========    ===========   ===========     ===========

Shares used in computing basic and
     diluted loss per share (1)......................    201,000     6,731,000     13,312,000    13,594,000      17,982,000
                                                        ========    ==========    ===========   ===========     ===========



                                                                                YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
BALANCE SHEET DATA:                                            1996        1997        1998        1999        2000
                                                             --------    --------    --------    --------    --------
                                                                                       IN THOUSANDS
Cash, cash equivalents and short-term
    investments ..........................................   $ 10,285    $ 24,113    $  8,803    $  1,658    $  2,934

  Working capital ........................................     10,805      25,977      12,128       2,972       5,113

  Total assets ...........................................     14,316      32,130      16,605       7,367       7,155

   Total debt ............................................         --          --          --          --          --

   Accumulated deficit ...................................    (13,620)    (30,498)    (47,218)    (57,941)    (61,555)

 Total stockholders' equity ..............................     12,961      29,866      14,666       4,584       6,151


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

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market products that provide information to doctors performing minimally invasive, general surgical, cardiac surgical and other selected microsurgical procedures. We have not yet generated substantial revenues from the sales of these products since our formation in July 1993. We expect to continue to incur substantial losses for at least the next 12 months. As of December 31, 2000, our accumulated deficit was approximately $61,555,000. We are not certain that our development efforts will result in commercially available products, that we will be successful in introducing new products under development, or that required regulatory approval of products will continue to be obtained in a timely manner, if at all.

         At December 31, 1998, 1999 and 2000, we had 76, 25 and 32 employees, respectively. The number of our employees decreased in 1999 as a result of an internal restructuring whereby we closed part of our Westborough operations and consequently reduced staffing. We expect staffing to continue to increase modestly in the near term to approximately 40 employees and stabilize at or near that level for the balance of our fiscal year 2001. Our expectation is based on the fact that significant development work on our core platform technology is now complete and on strategic decisions to partner rather than develop an independent distribution capability.

OUR RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     SALES

         We had revenues from product sales of $6,539,000 and $5,516,000 for the years ended December 31, 2000 and 1999 respectively. The increase in revenues during 2000 was primarily due to revenues generated from our Laparoscopic Bariatric Surgery Program, which became an area of focus in 2000. Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1998 three customers accounted for 34%, 25% and 13% of revenues, respectively, during 1999, three customers accounted for 45%, 28% and 16% of revenues, respectively, and during 2000, two customers accounted for 51% and 23% of revenues respectively.

     COSTS AND EXPENSES

         Cost of sales. Our cost of sales were $5,947,000 and $7,520,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in cost of sales during 2000 was primarily due to a reduction in manufacturing overhead expenses during 2000 compared to 1999.

         Research and development expenses. Our research and development expenses were $1,736,000 and $3,229,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in research and development expenses during 2000 was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts.

         Sales and marketing expenses. Our sales and marketing expenses were $1,158,000 and $2,890,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in sales and marketing expenses during 2000 reflects a reduction in staffing and related expenses as a result of an internal restructuring and a one-time $806,000 sales expense reversal in connection with the termination of our distribution agreement with Medtronic.

         General and administrative expenses. Our general and administrative expenses were $1,925,000 and $2,178,000 for the years ended December 31, 2000 and 1999, respectively. The decrease during 2000 was primarily due to a reduction in staffing and related expenses and a reduction in deferred compensation expense.

         Restructuring expenses. We recorded credits for restructuring charges of $400,000 and charges of $690,000 for the years ended December 31, 2000 and 1999, respectively. Restructuring credits during 2000 are primarily attributable to us subleasing the second floor space of our facility in Westborough, Massachusetts. The expenses in 1999 relate to our decision to close part of our facilities in Westborough, after a significant reduction in our workforce during the third quarter of 1999 and represented the value of continuing lease obligations, prior to arranging subleases.

     OTHER INCOME AND LOSSES

         Interest income. Our net interest income was $213,000 and $218,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in 2000 was due primarily to decreasing average cash balances.

         Other gains and losses. We had no other gains or losses for the year ended December 31, 2000 and other gains of $51,000 for the year ended December 31, 1999. The gains during 1999 relate to proceeds obtained from a sale of securities in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.).

     TAXES

         At December 31, 2000, we had federal and state tax loss carryforwards of approximately $48,857,000 and $42,127,000, respectively. The federal tax loss carryforwards will expire in 2010. Approximately $408,000 of the state tax loss carryforwards expired in 2000 and will continue to expire in 2001 unless previously utilized. At December 31, 2000, we also had federal and state research tax credit carryforwards of approximately $2,008,000 and $743,000, respectively, which will begin to expire in 2010 unless previously utilized. We have provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     SALES

         We had revenues from product sales of $5,516,000 and $6,572,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in revenues from 1998 to 1999 was due to a reduction in sales of StereoSite systems, which we no longer sell, and associated distribution fees paid by Sofamor Danek, one of our former distributors, as well as a reduction in sales of our Series 8000 Advanced Visualization and Information System for minimally invasive cardiac surgery during 1999. These reductions were partially offset by higher sales of original equipment manufacturer products, including deliveries to a second customer in 1999, by product deliveries to a second distributor for the head, neck and spine market during 1999 and by product sales to OEC Medical (subsequently acquired by General Electric) for the medical imaging market during the 1999 period.

     COSTS AND EXPENSES

         Cost of sales. Our cost of sales were $7,520,000 and $6,119,000 for the years ended December 31, 1999 and 1998, respectively. The increase in cost of sales during 1999 was primarily due to significant inventory reserve charges we took in 1999 compared to 1998, partially offset by lower product sales levels during 1999 and a reduction in manufacturing overhead expenses during 1999 compared to 1998.

         Research and development expenses. Our research and development expenses were $3,229,000 and $5,480,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in research and development expenses was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts.

         Sales and marketing expenses. Our sales and marketing expenses were $2,890,000 and $5,953,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in sales and marketing expenses reflects the transition of all sales, marketing and distribution efforts associated with our Series 8000 for minimally invasive cardiac surgery in the United States to a distributor at the end of June 1998 and a reduction in staffing and related expenses as a result of a restructuring completed during the third quarter of 1999.

         General and administrative expenses. Our general and administrative expenses were $2,178,000 and $5,039,000 for the years ended December 31, 1999 and 1998, respectively. The decrease was primarily due to a reduction in staffing and related expenses following a second quarter restructuring in 1999, a reduction in deferred compensation expense and lower professional, legal and consulting service fees.

         Restructuring expenses. We recorded restructuring charges of $690,000 and $940,000 during the years ended December 31, 1999 and 1998, respectively. The restructuring expenses during 1999 relate to a decision to close part of our facilities in Westborough, Massachusetts after a significant reduction in our workforce during the third quarter of 1999 and represents the value of continuing lease obligations. The restructuring charges in 1998 related primarily to termination and severance payments to employees in connection with transfer of sales and marketing responsibility in the United States for our Series 8000 System for minimally invasive cardiac surgery to a third party distributor, termination and severance payments to employees in connection with a general restructuring and work force reduction, and write down of assets related to a strategic decision to discontinue distribution of a line of cardiac instruments and sutures earlier than previously planned.

     OTHER INCOME AND LOSSES

         Interest income. Our net interest income was $218,000 and $900,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in 1999 was due primarily to decreasing average investment balances.

         Other gains and losses. We had other gains of $51,000 for the year ended December 31, 1999 and other losses of $662,000 for the year ended December 31, 1998. The gains during 1999 relate to proceeds from a sale of securities in connection with an earlier license agreement signed in 1996 with Imagyn Medical Technologies, Inc. (formerly Urohealth Systems, Inc.), while the losses during 1998 relate to recognition of a permanent reduction in value of those securities.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $3,388,000, $7,157,000 and $14,177,000 in 2000, 1999 and 1998, respectively. The decrease in net cash used in operating activities during 2000 compared to 1999 was primarily attributable to decreasing net losses and lower inventory purchases offset by lower non-cash expenses for depreciation and amortization. The decrease in net cash used in operating activities during 1999 compared to 1998 was primarily attributable to decreasing net losses and lower inventory purchases offset by lower non-cash expenses for depreciation and amortization and no customer advance payments in 1999 compared to 1998.

         Net cash used in investing activities was approximately $210,000 in 2000 and net cash provided by investing activities was approximately $809,000 and $14,209,000 in 1999 and 1998, respectively. The decrease in net cash provided by investing activities in 2000 compared to 1999 was primarily attributable to declining balances of short-term investments reaching maturity partially offset by decreasing purchases of property and equipment. The decrease in net cash provided by investing activities in 1999 compared to 1998 was also primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment.

         Cash flows from financing activities were $4,819,000, $91,000 and $265,000 in 2000, 1999 and 1998, respectively. The cash flows from financing activities during the 2000 period were primarily attributable to the sale of stock to three of our stockholders with net proceeds of approximately $4,591,000, along with an increase in purchases of stock by employees through our employee stock purchase plan, partially offset by a lower level of stock option exercises. The cash flows from financing activities in 1999 and 1998 were primarily attributable to proceeds from the purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.

         We recently announced that we are working on a strategic initiative to extend our business to become more involved in the medical treatment of severe obesity. If we decide to pursue this initiative, we will be required to raise additional funds to support our operations. In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds. If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective. Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, our investment portfolio included fixed-income securities of $2.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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


                                                                                        PAGE NO.
                                                                                        -------
         Report of Ernst & Young LLP, Independent Auditors................................F-2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 1999
                  and 2000................................................................F-3
         Consolidated Statements of Operations for the years
                  ended December 31, 1998, 1999 and 2000..................................F-4
         Consolidated Statements of Stockholders' Equity for
                  the years ended December 31, 1998, 1999 and 2000........................F-5
         Consolidated Statements of Cash Flows for the years
                  ended December 31, 1998, 1999 and 2000..................................F-9
         Notes to Consolidated Financial Statements.......................................F-10


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

(c)  Exhibits


  NUMBER
  EXHIBIT               DESCRIPTION
  -------               -----------
3.2(1)            Restated Bylaws.
4.1(1)            Form of certificate for common stock.
10.1(1)           Series A-1 Preferred Stock Purchase Agreement with the
                  purchasers listed on Schedule A thereto, dated July 27, 1995.
10.2*(1)          Manufacturing Supply Agreement with Kaiser Electro-Optics,
                  Inc., dated July 19, 1995.
10.3(1)           Amended and Restated Investors' Rights Agreement with the
                  stockholders listed on Schedule A thereto, dated November 27,
                  1996.
10.4(1)           Amendment to the Amended and Restated Investors' Rights
                  Agreement with Heartport and the stockholders listed on
                  Exhibit A thereto, dated February 22, 1997.
10.5(1)           Letter Agreement regarding Investment Representations and
                  Registration Rights between us and Urohealth Systems, Inc., dated December 13, 1996.
10.6*(1)          Consulting Agreement with Harry R. McKinley, dated September
                  15, 1995, as amended.
10.7(1)           Form of Professional Services Agreement.
10.8(1)           Form of Non-Disclosure Agreement for Proprietary or Business
                  Confidential Information.
10.9(1)           Non-Competition, Non-Disclosure and Patent and Inventions
                  Assignment Agreement among Harry R. McKinley, McKinley Optics,
                  Inc. and AST, dated December 18, 1991.
10.10*(1)         License and Development Agreement among Harry R. McKinley,
                  McKinley Optics, Inc. and AST, dated December 18, 1991, as amended on June 28, 1994.
10.11*(1)         License Agreement with Allen Newman, dated September 2, 1994, as amended December 13, 1996.
10.12*(1)         Agreement to Amend License and Development Agreement with
                  Harry R. McKinley and McKinley Optics, Inc., dated September
                  15, 1995.
10.13*(1)         License Agreement with Kaiser Aerospace, dated July 19, 1995.
10.14*(1)         Technology Strategic Alliance: Memorandum of Understanding
                  with Kaiser Electro Optics, Inc., dated July 19, 1995.
10.15*(1)         Non-Exclusive License Agreement with Fuji Photo Film Co., Ltd.
                  and Fuji Photo Film Optical Co., Ltd., dated June 25, 1996.
10.16(1)          Lease dated April 14, 1994, as amended by a certain First
                  Amendment to Lease dated March 29, 1996 and a Second Amendment to Lease dated October 22, 1996 with Robert F. Tambone, as
                  Trustee of MAT Realty Trust, u/d/t dated June 4, 1986.
10.17(1)          Standby Letter of Credit from Silicon Valley Bank, dated
                  August 9, 1996.
10.18(1)          1995 Stock Option Plan.
10.19(1)          1995 Stock Option Plan Form of Notice of Grant.
10.20(1)          1995 Stock Option Plan Form of Stock Option Agreement.
10.21(1)          1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(1)          1997 Stock Option/Stock Issuance Plan, as amended.
10.23(1)          1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(1)          1997 Stock Option/Stock Issuance Plan Form of Stock Option
                  Agreement.
10.25(1)          1997 Stock Option/Stock Issuance Plan Form of Stock Purchase
                  Agreement.
10.26(1)          1997 Employee Stock Purchase Plan.
10.27(1)          Form of Indemnification Agreement between us and each of our directors.
10.28(1)          Form of Indemnification Agreement between us and each of our officers.
10.29(1)          Form of Waiver of Registration Rights, dated February 28,
                  1997.
10.30(1)          1997 Stock Option/Stock Issuance Plan Form of Stock Issuance
                  Agreement.
10.31(1)          Stock Issuance Agreement dated March 3, 1997 with those
                  purchasers set forth in Schedule A.
10.32(3)          Common Stock Purchase Warrant with Silicon Valley Bank, dated
                  October 23, 1997.
10.33(3)          Second Amendment to the Amended and Restated Investor's Rights
                  Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.34(3)          Technology Strategic Alliance: Memorandum of Understanding
                  with Kaiser Electro Optics, dated December 9, 1997.




10.35(3)          Amendment to Manufacturing Supply Agreement with Kaiser
                  Electro-Optics, dated December 9, 1997.
10.36(3)          Amendment to License Agreement with Kaiser Aerospace, dated
                  December 8, 1997.
10.37*(3)         License Agreement with Kaiser Aerospace, dated December 9,
                  1997.
10.38(4)          Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions
                  omitted).
10.39(5)          Vista Medical Technologies, Inc., Industrial Real Estate Lease
                  with Ocean Point Tech Centre dated July 7, 1998.
10.40(6)          Amendment Number One to License Agreement with Imagyn Medical
                  Technologies, Inc., dated October 2, 1998.
10.41(6)          Employment Agreement with John Lyon dated December 28, 1998.
10.42(6)          Employment Agreement with Koichiro Hori dated December 28,
                  1998.
10.43(6)          Employment Agreement with Allen Newman dated December 28,
                  1998.
10.44(6)          Employment Agreement with Robert De Vaere dated December 28,
                  1998.
10.45(7)          Fifth Amendment to Lease dated April 30, 1999.
10.46(7)          Sofamor Danek letter Amendment dated April 1999.
10.47(8)          Agreement with John Lyon dated July 20, 1999.
10.48(8)          Agreement with Koichiro Hori dated July 20, 1999.
10.49(8)          Agreement with Allen Newman dated July 20, 1999.
10.50(8)          Agreement with Robert De Vaere dated July 20, 1999.
10.51*(9)         Sales Agreement with Richard Wolf, GmbH, dated December 22,
                  1999.
10.52(10)         Termination Agreement with Medtronic, Inc., dated March 27,
                  2000.
10.53(10)         Transition Agreement with Medtronic,Inc., dated March 27,
                  2000.
10.54(10)         Common Stock purchase Agreement with John Kennedy, dated as of
                  August 2, 2000.
10.55             Amendment Two to Industrial Real Estate Lease with Ocean
                  Pacific Tech Centre, dated January 30, 2001.
10.56             Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.
10.57             Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
23.1              Consent of Ernst & Young LLP, Independent Auditors.
24.1              Power of Attorney (included on Signature Page).

--------

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

(5)               Incorporated by reference to our Form 10-Q, filed on November
                  13, 1998.

(6)               Incorporated by reference to our Form 10-K, filed on March 29
                  1999.

(7)               Incorporated by reference to our Form 10-Q, filed on August
                  13, 1999.

(8) Incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 1999.

(9) Incorporated by reference to our Form 10-K, filed on March 29, 2000.

(10)              Incorporated by reference to our Form 10-Q, filed May 12,
                  2000.

* Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securities Act.

SUPPLEMENTAL INFORMATION

         Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2001 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.

     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VISTA MEDICAL TECHNOLOGIES, INC.

         Date:  March 29, 2001          By:  /s/ John R. Lyon
                                           -------------------------------------
                                           John R. Lyon
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints John R. Lyon or Stephen A. Gorgol, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

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


    SIGNATURE                                TITLE                                      DATE
    ---------                                -----                                      ----

/s/  John R. Lyon                     President, Chief Executive                   March 29, 2001
-------------------------------       Officer and Director (Principal
    (John R. Lyon)                    Executive Officer)


/s/  Stephen A. Gorgol                Vice President of Finance and                March 29, 2001
-------------------------------       Chief Financial Officer (Principal
    (Stephen A. Gorgol)               Financial and Accounting Officer)


/s/  James C. Blair                   Chairman of the Board and Director           March 29, 2001
-------------------------------
    (James C. Blair)


/s/  Olav B. Bergheim                 Director                                     March 29, 2001
-------------------------------
    (Olav B. Bergheim)


/s/  Nicholas B. Binkley              Director                                     March 29, 2001
-------------------------------
    (Nicholas B. Binkley)


/s/  Daniel J. Holland                Director                                     March 29, 2001
-------------------------------
    (Daniel J. Holland)


/s/  Larry M. Osterink                Director                                     March 29, 2001
------------------------------
     (Larry M. Osterink)


                        Vista Medical Technologies, Inc.

                   Index to Consolidated Financial Statements


Report of Ernst & Young LLP, Independent Auditors.......................... F-2

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 1999 and 2000.................. F-3
Consolidated Statements of Operations for the years ended
         December 31, 1998, 1999 and 2000.................................. F-4
Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1998, 1999 and 2000.................................. F-5
Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1999 and 2000.................................. F-7
Notes to Consolidated Financial Statements................................. F-8


Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 1999 and 2000 and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Vista Medical Technologies, Inc. continues to experience losses from operations and has accumulated losses aggregating $61.6 million through December 31, 2000. This raises substantial doubt about its ability to continue as a going concern. Management's plan as to this matter is described in Note 1. The 2000 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                   /s/ Ernst & Young LLP

San Diego, California
January 29, 2001

                        Vista Medical Technologies, Inc.

                           Consolidated Balance Sheets


                                                                                          DECEMBER 31,
ASSETS                                                                             --------------------------
Current assets:                                                                        1999           2000
                                                                                   --------------------------
   Cash and cash equivalents ...................................................   $ 1,368,910    $ 2,589,006

   Short-term investments.......................................................       289,189        345,224

   Accounts receivable, net.....................................................     1,177,109      1,363,915

   Inventories, net ............................................................     2,649,542      1,701,668

   Other current assets.........................................................       269,397        116,868
                                                                                   ------------   ------------
Total current assets ...........................................................     5,754,147      6,116,681

Property and equipment, net.....................................................     1,320,397        900,083

Patents and other assets, net...................................................       292,178        137,747
                                                                                   ------------   ------------
Total Assets ...................................................................   $ 7,366,722    $ 7,154,511
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable.............................................................   $   985,520    $   460,168

   Accrued compensation.........................................................       205,481        192,660

   Accrued liabilities..........................................................     1,591,276        350,521
                                                                                   ------------   ------------
Total current liabilities ......................................................     2,782,277      1,003,349

Commitments

Stockholders' equity:
   Common stock, $.01 par value:

      Authorized shares - 35,000,000

      Issued and outstanding shares - 13,795,525 in 1999 and
         19,589,386 in 2000.....................................................        137,955       195,894

   Additional paid-in capital...................................................     63,042,737    67,856,614

   Notes receivable from stockholders ..........................................        (78,375)      (78,375)

   Deferred compensation........................................................       (576,738)     (267,951)

   Unrealized gain/loss on investments .........................................             --            --

   Accumulated deficit..........................................................    (57,941,134)   (61,555,020)
                                                                                   ------------   ------------
Total stockholders' equity .....................................................      4,584,445      6,151,162
                                                                                   ------------   ------------
Total liabilities and stockholders' equity .....................................   $  7,366,722   $  7,154,511
                                                                                   ============   ============



SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.

                      Consolidated Statements of Operations


                                                                           YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1998            1999            2000
                                                               ------------    ------------    ------------
Sales ......................................................   $  6,572,473    $  5,516,104    $  6,539,213

Costs and expenses:

   Cost of sales............................................      6,119,108       7,520,480       5,946,887

   Research and development.................................      5,479,788       3,229,330       1,735,617

   Sales and marketing......................................      5,953,102       2,890,436       1,158,422

   General and administrative...............................      5,039,183       2,177,517       1,925,168

   Restructuring expense(recovery) .........................        939,919         690,269        (399,750)
                                                               ------------    ------------    ------------
Total cost and expenses ....................................     23,531,100      16,508,032      10,366,344
                                                               ------------    ------------    ------------
Loss from operations........................................    (16,958,627)    (10,991,928)     (3,827,131)

Interest income.............................................        900,379         218,017         213,245

Other gains/(losses) .......................................       (662,090)         50,625              --
                                                               ------------    ------------    ------------

Net loss....................................................   $(16,720,338)   $(10,723,286)   $ (3,613,886)
                                                               ============    ============    ============

Basic and diluted loss per share ...........................   $      (1.26)   $      (0.79)   $      (0.20)
                                                               ============    ============    ============

Shares used in basic and diluted loss per
   share computations ......................................     13,312,366      13,594,328      17,982,089
                                                               ============    ============    ============


SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.


                                                       COMMON STOCK                    ADDITIONAL                   NOTES
                                             -------------------------------            PAID-IN                  RECEIVABLE
                                               SHARES                AMOUNT             CAPITAL               FROM STOCKHOLDERS
                                             ----------             --------           ----------             -----------------
Balance at December 31, 1997                 13,407,038             $134,071           $62,531,513                 $     (78,375)

Exercise of stock
        options for cash                        119,627                1,196                60,626                 $          --
      Issuance of stock
        under employee stock
        purchase plan                            45,436                  454               202,870                            --
     Issuance of warrant
        in connection with
        credit facility                              --                   --               134,833                            --
     Deferred compensation                           --                   --               (73,641)                           --
     Amortization of
        deferred compensation                        --                   --                    --                            --
     Adjustments to unrealized
         gain (loss) on investments
         resulting from
         realization of loss on
         investment                                  --                   --                    --                            --
      Net loss                                       --                   --                    --                            --
                                             ----------             --------           -----------                  ------------

Balance at December 31, 1998                 13,572,101             $135,721           $62,856,201                 $     (78,375)
                                             ==========             ========           ===========                  ============
Exercise of stock
        options for cash                        178,158                1,781                41,086                            --
      Issuance of stock
        under employee stock
        purchase plan                            45,266                  453                47,622                            --
     Issuance of warrant
        in connection with
        offering                                     --                   --                10,828                            --
     Deferred compensation -
        issuance of options to
        consultants                                  --                   --                87,000                            --
     Amortization of
        deferred compensation                        --                   --                    --                            --
     Adjustments to unrealized
         gain (loss) on investments
         resulting from
         realization of loss on
         investment                                  --                   --                    --                            --
      Net loss                                       --                   --                    --                            --
                                             ----------             --------           -----------                  ------------

Balance at December 31, 1999                 13,795,525             $137,955           $63,042,737                  $    (78,375)
                                             ==========             ========           ===========                  ============




                                            DEFERRED        UNREALIZED        ACCUMULATED                    COMPREHENSIVE
                                          COMPENSATION      GAIN (LOSS)         DEFICIT         TOTAL             LOSS
                                          ------------      -----------       -----------       -----        -------------
Balance at December 31, 1997              $(1,942,074)        $(416,313)      $(30,497,510)     $29,731,312   $(17,293,351)
Exercise of stock
           options for cash                         --               --                 --           61,822
         Issuance of stock
           under employee stock
           purchase plan                            --               --                 --          203,324
         Issuance of warrant
           in connection with
           credit facility                          --               --                 --          134,833
         Deferred compensation                 213,058               --                 --          139,417
         Amortization of
           deferred compensation               698,596               --                 --          698,596
         Adjustments to unrealized
           gain (loss) on investments
           resulting from
           realization of loss on
           investment                               --          417,524                 --          417,524        417,524
         Net loss                                   --               --        (16,720,338)     (16,720,338)   (16,720,338)
                                           -----------      -----------       ------------      -----------   ------------

Balance at December 31,1998                $(1,030,420)          $1,211       $(47,217,848)     $14,666,490   $(16,302,814)
                                           ===========      ===========       ============      ===========   ============

Exercise of stock
           options for cash                         --               --                 --           42,867
         Issuance of stock
           under employee stock
           purchase plan                            --               --                 --           48,075
         Issuance of warrant
           in connection with
           offering                                 --               --                 --           10,828
         Deferred compensation-
           issuance of options to
           consultants                         (87,000)              --                 --               --
         Amortization of
           deferred compensation               540,682               --                 --          540,682
         Adjustments to unrealized
           gain (loss) on investments
           resulting from
           realization of loss on
           investment                               --           (1,211)                --           (1,211)        (1,211)
         Net loss                                   --               --        (10,723,286)     (10,723,286)   (10,723,286)
                                           -----------      -----------      -------------      -----------   ------------
Balance at December 31, 1999               $  (576,738)     $        --      $ (57,941,134)     $ 4,584,445   $(10,724,497)
                                           ===========      ===========      =============      ===========   ============


SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.


                                                          COMMON STOCK                    ADDITIONAL                 NOTES
                                                 -------------------------------           PAID-IN                RECEIVABLE
                                                   SHARES                AMOUNT            CAPITAL             FROM STOCKHOLDERS
                                                 ----------             --------         -----------           ----------------
Balance at December 31, 1999                     13,795,525             $137,955         $63,042,737           $    (78,375)

Exercise of stock
        options for cash                             28,612                  286              12,017           $         --
      Issuance of stock
        under employee stock
        purchase plan                                91,487                  915              44,577                     --
     Deferred compensation                               --                   --              52,870                     --
     Amortization of
        deferred compensation                            --                   --                  --                     --
     Issuance of common stock
        in conjunction with a
        second offering at $0.85
        per share                                 5,654,411               56,544           4,577,653
     Issuance of warrant
        for services                                     --                   --             103,595
     Issuance of common
        stock to employee                            14,076                  141              15,518
     Issuance of common
        to business partner                           5,275                   53               7,647
     Net loss                                            --                   --                  --                     --
                                                 ----------             --------         -----------           ------------
Balance at December 31, 2000                     19,589,386             $195,894         $67,856,614           $   ( 78,375)
                                                 ==========             ========         ===========           ============



                                               DEFERRED         UNREALIZED      ACCUMULATED                    COMPREHENSIVE
                                             COMPENSATION       GAIN (LOSS)       DEFICIT          TOTAL           LOSS
                                            --------------      -----------    --------------   -----------    -------------
Balance at December 31, 1999                $     (576,738)      $       --     $ (57,941,134)   $ 4,584,455    $(10,724,497)

Exercise of stock
       options for cash                                 --               --                --         12,303
     Issuance of stock
       under employee stock
       purchase plan                                    --               --                --         45,492
     Deferred compensation                         (52,870)              --                --             --
     Amortization of
       deferred  compensation                      361,657               --                --        361,657
     Issuance of common stock
       in conjunction with a
       second offering at $0.85
       per share                                                                                   4,634,197
     Issuance of warrant
       for services                                                                                  103,595
     Issuance of common
       stock to employee                                                                              15,659
     Issuance of common
       to business partner                                                                             7,700
     Net loss                                           --               --       (3,613,886)     (3,613,886)     (3,613,886)
                                            --------------      -----------    --------------   ------------   -------------
Balance at December 31, 2000                $     (267,951)     $        --    $ (61,555,020)   $  6,151,162   $  (3,613,886)
                                            ==============      ===========    =============    ============   =============


SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.

                      Consolidated Statements of Cash Flows


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                        1998              1999            2000
                                                                                   -----------------------------------------------
OPERATING ACTIVITIES
Net loss.........................................................................  $(16,720,338)     $(10,723,286)     $(3,613,886)
Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization..............................................     2,380,772         1,053,674          729,126
      Amortization of premium on short-term investments..........................       128,346              (301)              --
      Non-cash restructuring charges.............................................       139,417                --               --
      Amortization of deferred compensation......................................       698,596           540,682          361,657
      Amortization of deferred interest expense related to stock warrants........        26,964            10,828               --
      Write-down for impairment on available for sale securities.................       662,090                --               --
      Gain on sale of securities...............................................              --           (50,625)              --
      Changes in operating assets and liabilities, net of effect of acquisitions:
               Accounts receivable...............................................      (230,617)         (424,876)        (186,806)
               Inventories.......................................................    (1,009,371)        1,704,797          947,874
               Other current assets..............................................       104,421          (111,954)         152,529
               Accounts payable..................................................      (664,669)          433,080         (525,353)
               Accrued compensation..............................................      (215,936)          (95,326)         (12,822)
               Accrued liabilities...............................................       523,680           506,266       (1,240,754)
                                                                                    -----------     -------------    -------------
Net cash flows used for operating activities.....................................   (14,176,645)       (7,157,041)      (3,388,435)

INVESTING ACTIVITIES
Purchases of short-term investments..............................................    (2,291,745)         (113,299)         (56,035)
Maturities of short-term investments.............................................    17,770,944         1,000,000               --
Sale of equity securities........................................................            --            81,535               --
Increase in patent and other assets..............................................      (250,000)               --               --
Purchase of property and equipment...............................................    (1,020,397)         (159,031)        (154,380)
                                                                                    -----------     -------------    -------------
Net cash flows (used for) provided by investing activities.......................    14,208,802           809,205        (210,415)

FINANCING ACTIVITIES

Issuance of common stock, net....................................................       265,145            90,942       4,818,946
                                                                                    -----------     -------------    -------------
Net cash flows provided by financing activities..................................       265,145            90,942        4,818,946
Net increase (decrease) in cash and cash equivalents.............................       297,302        (6,256,894)       1,220,096
Cash and cash equivalents at beginning of year...................................     7,328,502         7,625,804        1,368,910
                                                                                    -----------     -------------    -------------
Cash and cash equivalents at end of year.........................................   $ 7,625,804     $   1,368,910    $   2,589,006
                                                                                    ===========     =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest...........................................................   $       776     $          --    $          --
                                                                                    ===========     =============    =============


SEE ACCOMPANYING NOTES

                        Vista Medical Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Vista Medical Technologies, Inc. (the "Company") was founded in July 1993 and develops, manufactures and markets proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in general surgical, cardiac surgical and other selected microsurgical procedures. Vista Medical's visualization and information systems bring together head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace and Electronics Corporation and three-dimensional imaging capability from its acquisition of Oktas, Inc.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes that its current cash, cash equivalents and short-term investments of $2.9 million as of December 31, 2000, together with anticipated product revenues and interest income, will be sufficient to meet its anticipated capital requirements through December 2001. However, certain circumstances, including slow rate of market acceptance of its products or inability to scale up manufacturing, would accelerate use of these funds and require it to seek additional funds to support operating requirements. There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to the Company. Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company's technology or products.

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

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin ("SAB") No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product and/or services has occurred; (iii) the selling price is fixed or determinable and;
(iv) collectibility is reasonably assured. Sales returns are estimated based on the historical experience and management's expectations and are recorded at the time product revenue is recognized. Shipping and handling costs are included in cost of sales.

                        Vista Medical Technologies, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of money market funds, certificates of deposit and commercial paper. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

The Company has adopted Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 2000, the cost of cash equivalents and short-term investments was equivalent to fair value and the Company had no unrealized gains or losses.

As of December 31, 1999 and 2000, the Company's cash, cash equivalents and short-term investments were classified as available-for-sale and consisted of:


                                            1999         2000
                                         -----------------------
Cash                                     $  361,813   $  310,967
Money market funds                        1,007,097    2,278,039
Certificates of deposit                     289,189      345,224
                                         ----------   ----------
                                         $1,658,099   $2,934,230
                                         ==========   ==========


All of the Company's debt securities mature in 2001.

CONCENTRATION OF CREDIT RISK

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company's principal customers consist of original equipment manufacturers and distribution partners. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations. As of December 31, 2000, two customers comprised $301,575 and $612,468, or 22 % and 44% of the outstanding trade receivables, respectively.

INVENTORIES

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

                        Vista Medical Technologies, Inc.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally three to five years. Marketing demonstration equipment is amortized over a one-year useful life.

PATENTS

Patents are carried at cost and amortized over five years commencing on the date the patent is issued. The Company reviews its patents for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset would not be recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. There have not been any impairments of long-lived assets to date.

RESTRUCTURING EXPENSES

The Company recorded credits associated with restructuring expenses of $400,000 during 2000. The partial recovery represents the subletting of the second floor of the Company's facility in Westborough, Massachusetts. During 1999, the Company recorded a $690,000 restructuring charge.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standard ("SFAS") No. 123, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non- employees are periodically remeasured as the underlying options vest.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended in June 2000 by SFAS 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMANT NO. 133," the provisions of

                    Vista Medical Technologies, Inc.

SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending December 31, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's financial statements.

NEW ACCOUNTING STANDARDS (CONTINUED)


In March 2000, the FASB issued FASB interpretation ("FIN") No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25." The interpretation requires that stock options that have been modified to effectively reduce the exerxcise price generally be accounted for as variable. The Company adopted the Interpretation prospectively as of July 1, 2000. The adoption of the interpretation has not had a significant impact on the Company's financial statements.

2. BALANCE SHEET COMPONENTS

Accounts receivable consist of the following:


                                                             December 31,
                                                         1999           2000
                                                     --------------------------
Gross accounts receivable                            $ 1,210,884    $ 1,377,224
Less: reserves                                           (33,775)       (13,309)
                                                     -----------    -----------
                                                     $ 1,177,109    $ 1,363,915
                                                     ===========    ===========


Inventories consists of the following:


                                                            December 31,
                                                         1999           2000
                                                     --------------------------
Parts                                                $ 3,574,107    $ 2,261,441
Work in process                                          334,437        461,269
Finished goods                                         1,360,068      1,224,706
                                                     -----------    -----------
                                                       5,268,612      3,947,416
Less: reserves                                        (2,619,070)    (2,245,748)
                                                     -----------    -----------
                                                     $ 2,649,542    $ 1,701,668
                                                     ===========    ===========


                        Vista Medical Technologies, Inc.

2. BALANCE SHEET COMPONENTS (CONTINUED)


Property and equipment consists of the following:


                                                             December 31,
                                                         1999           2000
                                                     --------------------------
Machinery and equipment                              $ 1,539,408    $ 1,570,711
Office computers, furniture and equipment                991,346      1,020,282
Marketing demonstration equipment                      3,251,392      3,336,314
Leasehold improvements                                   282,521        291,740
                                                     -----------    -----------
                                                       6,064,667      6,219,047
Less: accumulated depreciation                        (4,744,270)    (5,318,964)
                                                     -----------    -----------
                                                     $ 1,320,397    $   900,083
                                                     ===========    ===========


Patents and other assets consists of the following:


                                                            December 31,
                                                        1999           2000
                                                     ------------------------
Patents and other intangible assets                  $ 229,621      $ 229,621
Prepaid royalties                                      187,500         67,500
                                                     ---------      ---------
                                                       417,121        297,121
Less: accumulated amortization                        (124,943)      (159,374)
                                                     ---------      ---------
                                                     $ 292,178      $ 137,747
                                                     =========      =========


Accrued liabilities consists of the following:


                                                            December 31,
                                                        1999            2000
                                                     --------------------------
Customer advances                                    $  430,539     $     4,173
Deferred royalty payments                               434,350              --
Restructuring reserves                                  628,733              --
OEM warranty                                                 --         105,000
Miscellaneous liabilities                                97,654         241,348
                                                     ----------     -----------
                                                     $1,591,276     $   350,521
                                                     ==========     ==========


                        Vista Medical Technologies, Inc.

3. MAJOR CUSTOMERS

  Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1998, Sofamor Danek Group, Inc., Medtronic, Inc. and Aesculap AG accounted for 34%, 25% and 13% of revenues, respectively; during 1999, Richard Wolf, GmbH, Aesculap AG and Medtronic, Inc. accounted for 45%, 28% and 16% of revenues, respectively, during 2000, Richard Wolf, GmbH and Aesculap AG accounted for 51% and 23% of revenues, respectively.


4.  COMMITMENTS

The Company leases its corporate facilities and certain equipment under operating leases that expire on various dates through 2002. Annual future minimum lease payments as of December 31, 2000 are as follows:


         YEAR ENDING DECEMBER 31,
         ------------------------
         2001                                        $   573,000
         2002                                            137,000
                                                     -----------
                                                     $   710,000
                                                     ===========


Rent expense was approximately $501,646, $523,629 and $360,784 for the years ended December 31, 1998, 1999 and 2000, respectively. Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2000 total $391,760.

5. STOCKHOLDERS' EQUITY

1995 STOCK OPTION PLAN

The Company reserved 2,015,610 shares of common stock under the 1995 Stock Option Plan (the "1995 Plan") for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. Options granted by the Company generally vest over four to five years and are exercisable from the date of grant for a period of ten years.

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

The Company recorded $52,870 of deferred compensation for options granted during the year ended December 31, 2000, representing the fair value of stock options granted to Company consultants and advisors in 2000. These options vest over two to four years and the Company is recognizing the compensation expense over the vesting period.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the "1997 Plan") and

                        Vista Medical Technologies, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)


reserved 2,820,000 shares for issuance under the plan. The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.

At December 31, 2000, 207,254 options were available for future grant.


The following tables summarizes stock option activity under the Plan:


                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                     NUMBER OF           PRICE PER               PRICE PER
                                                      SHARES               SHARE                   SHARE
                                                     ---------        ---------------            ---------
Balance at December 31, 1997                         1,517,528        $  .20 - $14.38              $ 2.85
Granted                                                356,000        $ 2.25 - $11.38              $ 3.32
Exercised                                            (119,627)        $  .20 - $ 4.00              $  .52
Canceled                                             (219,020)        $  .20 - $14.38              $ 4.59
                                                     ---------        ---------------            ---------

Balance at December 31, 1998                         1,534,881        $  .20 - $14.38              $ 2.80
Granted                                              1,075,000        $  .41 - $  .63              $ 3.32
Exercised                                            (178,158)        $  .20 - $ 2.44              $  .24
Canceled                                             (431,730)        $  .20 - $11.38              $ 3.17
                                                     ---------        ---------------            ---------

Balance at December 31, 1999                         1,999,993        $  .20 - $14.38              $ 1.79
Granted                                                358,500        $  .47 - $ 1.25              $  .98
Exercised                                             (28,612)        $  .20 - $  .80              $  .43
Canceled                                             (118,180)        $  .20 - $14.38              $ 4.11
                                                     ---------        ---------------            ---------

Balance at December 31, 2000                         2,211,701        $  .20 - $14.38              $ 1.55
                                                     =========        ===============            =========

                        Vista Medical Technologies, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                                EXERCISABLE STOCK
                                         OUTSTANDING STOCK OPTIONS                                    OPTIONS
                            ----------------------------------------------------        ---------------------------------
                                                WEIGHTED--
                                                 AVERAGE              WEIGHTED-                               WEIGHTED-
                                                REMAINING              AVERAGE                                 AVERAGE
      RANGE OF                                 CONTRACTUAL            EXERCISE                                 EXERCISE
EXERCISE PRICE              SHARES            LIFE (MONTHS)             PRICE             SHARES                PRICE
--------------              ------            -------------             -----            -------                -----
$  .20  -  $ 1.25         1,842,701                94                 $      .52        1,053,007           $      .41
$ 2.25  -  $ 2.44           122,500                94                 $     2.33           57,625           $     2.34
$ 4.00  -  $ 5.06            82,000                89                 $     5.06           54,958           $     5.06
$ 9.88                       78,500                80                 $     9.88           85,858           $     9.88
$11.31  -  $14.38            86,000                84                 $    11.54           56,438           $    11.60


The weighted average fair value of stock options granted during 1999 and 2000 was $0.24 and $0.65, respectively. The weighted average remaining life of the options at December 31, 1999 and 2000 was 86 and 76 months, respectively.

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method for option pricing for options granted prior to the initial public offering and the "Black-Scholes" method for option pricing for options granted subsequent to the initial public offering with the following weighted-average assumptions: risk-free interest rate range of 5.5% to 6.0%; dividend yield of 0%; volatility of 125% and a weighted average expected life of the option of 2 to 5 years.


                                                                            YEARS ENDED DECEMBER 31,
                                                        1998                         1999                       2000
                                                 -------------------------------------------------------------------------
Adjusted pro forma net loss                      $      (17,083,126)          $     (10,827,615)        $      (3,839,136)
                                                 ==================           =================         =================

Adjusted pro forma net loss per share            $           ( 1.28)          $          ( 0.80)        $           (0.21)
                                                 ==================           =================         =================


In December, 2000, the company issued a warrant to a corporate partner to purchase 199,222 shares of common stock at a price of $0.01 per share. The warrant is exercisable for seven years following the date of issuance. The estimated fair value of the warrant was $104,000, which was expensed.

1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares for issuance under the plan. The Purchase Plan permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant's base salary, and the purchase price per share will not be less

                        Vista Medical Technologies, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)


than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi- annual intervals.

In June 2000, the Company adopted an amendment to the Purchase Plan which increased the number of shares of common stock authorized for issuance over the term of the Purchase Plan by an additional 200,000 shares.


6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 2000 are shown below. A valuation allowance of $24,659,000 at December 31, 2000 has been established to offset the deferred tax assets, as realization of such assets is uncertain.


                                                                                           December 31,
                                                                                1999                           2000
                                                                         -----------------------------------------------
Deferred tax assets:
     Net operating loss carry forwards                                   $      18,212,000             $      19,746,000
     Research and development credits                                            2,454,000                     2,491,000
     Capitalized research and development                                          839,000                       984,000
     Depreciation                                                                  288,000                        84,000
     Inventory reserve                                                           1,062,000                       915,000
     Other, net                                                                    450,000                       439,000
                                                                         -----------------             -----------------
Total deferred tax assets                                                       23,305,000                    24,659,000
Valuation allowance for deferred tax assets                                    (23,305,000)                  (24,659,000)
                                                                         -----------------             -----------------
Net deferred taxes                                                       $              --             $              --
                                                                         =================             =================


As the Company was part of a consolidated group prior to the change in ownership in July 1995, all tax loss and tax credit carryforwards up to the date of change in ownership have been reported by the previous consolidated group. All tax loss and tax credit carryforwards reflected in the accompanying financial statements reflect activity only for the period beginning July 1995 and ending December 31, 2000.

At December 31, 2000, the Company has federal and state tax net loss carryforwards of approximately $48,857,000 and $42,127,000, respectively. The federal tax loss carryforwards will begin to expire in 2010. Approximately $408,000 of the state tax loss carryforwards expired in 2000, and will continue to expire in 2001 unless previously utilized. At December 31, 2000, the Company also has federal and state research tax credit carry forwards of approximately $2,008,000 and $743,000, respectively, which will begin to expire in 2010 unless previously utilized.

The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of

                        Vista Medical Technologies, Inc.

6. INCOME TAXES (CONTINUED)


research and development expenses for California tax purposes and 50 percent limitation on California loss carryforwards.

In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the Company's ability to utilize its existing tax loss and tax credit carryforwards.

7. TRANSACTIONS WITH RELATED PARTIES

The Company has a technology strategic alliance and a manufacturing supply agreement with a Kaiser Aerospace subsidiary, a significant shareholder of the Company, for the development and manufacturing of certain of the company's proprietary products. Under the terms of the agreements, which were amended in December 1997, and which expire in December 2002, Kaiser Aerospace will provide development and consulting services and a minimum of 75% of certain of the Company's product requirements provided certain competitive criteria are met. Payments made to Kaiser under these arrangements totaled approximately $3,020,000, $793,000 and $0 for the years ending December 31, 1998, 1999 and
2000, respectively. At December 31, 2000, the Company had no current purchase obligations under these agreements.

In December 1997, the Company entered into a license agreement with a subsidiary of Kaiser Aerospace whereby Kaiser acquired a license and will pay royalties for sale of head mounted displays, derived from Vista's developments, in non-medical market segments. In connection with the agreement, the Company received $250,000 in license fees.

                                                                     SCHEDULE II


                        VISTA MEDICAL TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


        Reserve for                      Balance at            Charged to                               Balance
       Obsolete and                    Beginning of             Costs and                                at End
     Unusable Inventory                      Period              Expenses          Deductions         of Period
     ------------------                      ------              --------          ----------         ---------
Year ended December 31, 1998            $  175,000            $ 1,033,538         $  (274,538)      $  934,000
Year ended December 31, 1999               934,000              1,878,963            (193,893)       2,619,070
Year ended December 31, 2000             2,619,070                787,821          (1,161,143)       2,245,748
