Form 10-K/A
period 2000-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2001-05-03
CIK 1035181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors and Executive Officers. Our directors and executive officers and their ages as of April 30, 2001 are as follows:

Name                                        Age               Position
------------------------------------        ------            ------------------------------------------------
James C. Blair (1)..................        62                Chairman of the Board and Director

John R. Lyon........................        55                President, Chief Executive Officer and Director

John (Jed) Kennedy..................        43                Executive Vice President and Chief Operating Officer

Allen Newman........................        50                Senior Vice President

Stephen Gorgol......................        42                Chief Financial Officer, Vice President of Finance and Secretary

Olav B. Bergheim....................        50                Director

Nicholas B. Binkley (1), (2)........        55                Director

Daniel J. Holland (2)...............        65                Director

Larry M. Osterink (2)................       60                Director

-----------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee

         JAMES C. BLAIR. Dr. Blair has served as our Chairman of the Board and Director since July 1995. Dr. Blair has been a Managing Member of Domain Associates, L.L.C., a venture capital management company, since 1985. From 1969 to 1985, Dr. Blair was an officer of three investment banking and venture capital firms. Dr. Blair is a director of Amylin Pharmaceuticals, Inc. and Aurora Biosciences Corp., both biopharmaceutical companies. Dr. Blair is a graduate of Princeton University and holds MSE and Ph.D. degrees from the University of Pennsylvania.

         JOHN R. LYON. Mr. Lyon co-founded Vista Medical in July 1993 and has served as our President since July 1993, as our Chief Executive Officer since December 1996 and as a director since July 1995. Prior to co-founding Vista Medical, Mr. Lyon served for three years with Cooper Companies, as President of the International Division within Cooper's Health Care Group from January 1991 through December 1992, and as President of CooperSurgical, a manufacturer and distributor of minimally invasive surgical products, from January 1992 through January 1993. Mr. Lyon also was employed by Kaiser Aerospace in a business development role from February 1993 until Vista Medical was founded in July 1993. Mr. Lyon holds a B.A. from the University of Durham, United Kingdom.

         JED KENNEDY. Mr. Kennedy joined us in January 1997 as Vice President of Research and Development, was appointed Vice President/General Manager of Westborough Operations in January 2000 until being appointed Executive Vice President and Chief Operating Officer in December 2000. Prior to joining us, Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997 he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director, Research and Development responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell's Electro-Optics and Avionics divisions. Mr. Kennedy received a BS Manufacturing Engineering from Boston University in 1979.

         ALLEN NEWMAN. Mr. Newman joined us in June 1994 and served as our Vice President, Business Development until being appointed Vice President and General Manager of Head, Neck & Spine Microsurgery in December 1996. He was appointed Senior Vice President in January 2000. Prior to joining us, Mr. Newman served as President of Newman Medical, a medical consultancy, from October 1992 through June 1994. Previously, he served as Vice President of Business Development at Birtcher Medical Systems from March through October 1992 and in various sales and management positions at Karl Storz Endoscopy America from 1982 through February 1992, serving as Vice President, Sales and Marketing from 1989. Mr. Newman holds a B.A. from California State University (Sonoma) and graduated from the Medical Marketing Program of the John E. Anderson Graduate School of Business at the University of California, Los Angeles.

         STEPHEN A. GORGOL. Mr. Gorgol joined us in February 1997 and served as Director of Finance and Administration until December 2000 when he was appointed Vice President of Finance and Chief Financial Officer. Prior to joining us, Mr. Gorgol served as Corporate Controller of Voicetek Corporation, a telecommunications company, from 1991 through August 1996. Mr. Gorgol received a BS in Accounting from Plymouth State College in 1980.

         OLAV B. BERGHEIM. Mr. Bergheim has served as a Director since August 1996. Mr. Bergheim has been a Venture Partner of Domain Associates, L.L.C. since October 1995. From April to July 1995, Mr. Bergheim was Executive Vice-President of Coram Healthcare and from 1977 to 1995 served in various management capacities with Baxter Healthcare Corporation in Europe and the United States. From 1992 to 1995, Mr. Bergheim was President of Baxter's Cardiovascular Group. Mr. Bergheim is a director of Fusion Medical Technologies, Inc., and a director and a co-founder of Orqis Corporation, VenPro Corporation, Chimeric Therapies, Inc., 3F Therapeutics, Glaukos Corporation and Volcano Therapeutics Inc. all privately-held companies. Mr. Bergheim has a M.S. from University of Oslo and attended the Executive MBA program at Darden School of Business.

         NICHOLAS B. BINKLEY. Mr. Binkley has served as a Director since July 1995. In June 1993, Mr. Binkley was one of the founding principals of Forrest Binkley & Brown L.P., the managing general partner of SBIC Partners, L.P., a private equity investment fund licensed as a small business investment company by the U.S. Small Business Administration. From 1977, Mr. Binkley served in a variety of senior executive positions at Security Pacific Corporation, including Chairman and Chief Executive Officer of Security Pacific Financial Services System, Security Pacific's non-banking subsidiary, from 1981, and Vice Chairman of the Board of Directors of Security Pacific from 1991. In April 1992, Mr. Binkley became Vice Chairman of the Board of Directors of BankAmerica Corporation, following the merger of Security Pacific into BankAmerica, serving in such capacity until his resignation in May 1993. Mr. Binkley is a director of Golden State Vintners, Inc. and several privately - held companies. Mr. Binkley is a graduate of The Colorado College and holds a masters degree from Johns Hopkins School of Advanced International Studies.

         DANIEL J. HOLLAND. Mr. Holland has served as a Director since July 1995. Mr. Holland is a General Partner of One Liberty Fund III, a venture capital fund organized in 1995. He served as President of Morgan, Holland Ventures Corporation until 1995 when he was appointed Senior Officer of One Liberty Ventures, Inc., formerly Morgan, Holland Ventures Corporation. He has also served as a Managing General Partner of Morgan, Holland Fund and Morgan, Holland Fund II since 1981 and 1988, respectively. Mr. Holland is a director of MatrixOne, Inc. and several privately-held companies. Mr. Holland holds a B.S. in mechanical engineering from The Massachusetts Institute of Technology and an MBA from Harvard Business School.

         LARRY M. OSTERINK. Dr. Osterink has been a Director since July 1995. Dr. Osterink has been Executive Vice President of Clinicon Corporation since January 1998. From 1993 until 1998, Dr. Osterink served as President of Medical Optics Inc., a subsidiary of Kaiser Aerospace. From 1984 to 1992, Dr. Osterink was President of Kaiser Electro-Optics Inc. and from 1979 to 1984 he was General Manager of the Industrial Laser Division of SpectraPhysics Inc. Dr. Osterink graduated from Michigan State University and holds a Ph.D. in Electrical Engineering from Stanford University.


         (b) Compliance with Section 16(a) of the Exchange Act. The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely on a review of the copies of such reports furnished to us, or written representations that no Form 5s were required, we believe that, during the period from January 1, 2000 through December 31, 2000, all reporting requirements under
Section 16(a) were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

Item 11. EXECUTIVE COMPENSATION

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides summary information concerning the compensation earned, by our Chief Executive Officer and each of our other three most highly compensated executive officers, for services rendered in all capacities to us for the fiscal years ended December 31, 1998, 1999 and 2000. No executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2000 Fiscal Year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."


                                                       SUMMARY COMPENSATION TABLE(1)

                                                           Annual Compensation           Long-Term Compensation Awards
                                                       --------------------------    -----------------------------------
                                                                                         Securities
                                                                                         Underlying           All Other
Name and Principal Position                  Year       Salary (1)       Bonus        Options/SARS (#)      Compensation
---------------------------                 ------    ------------    ----------    -----------------      ------------
John R. Lyon...............................  1998       $206,346              --            20,000               --
President, Chief Executive Officer and       1999        199,451              --            50,000               --
Director                                     2000        205,362              --                --               --

John (Jed) Kennedy........................   1998        131,885           2,500            27,500               --
Executive Vice President and Chief           1999        130,604              --            55,000               --
Operating Officer                            2000        152,990              --            12,000               --

Allen Newman.............................    1998        155,385           2,500            10,000               --
Senior Vice President                        1999        153,726              --            30,000               --
                                             2000        158,641              --                --               --

Stephen A. Gorgol........................    1998          88,462          1,500             5,000               --
Chief Financial Officer, Vice                1999          86,954             --            20,000               --
President of Finance and Secretary           2000          97,038             --            30,000               --

-----------------
(1) Includes amounts deferred pursuant to our 401(k) Plan.


         STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         The following table sets forth information concerning stock option grants made to each of our executive officers for the 2000 Fiscal Year. We granted no stock appreciation rights ("SARs") to Named Executive Officers during 2000.


                                               OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                   Annual Rates of
                                                                                                     Stock Price
                                                                                                   Appreciation for
                             Individual Grants                                                     Option Term (2)
                             -----------------------------------------------------------     --------------------------
                               Number of      % of Total
                              Securities        Options
                              Underlying      Granted to      Exercise
                                Options      Employees in     Price Per      Expiration
Name                            Granted       Fiscal Year     Share (1)         Date             5%             10%
-------                      -------------- ---------------- -----------   -------------     ----------     -----------
John R. Lyon..........               --             --%       $      --               --      $     --       $     --

John(Jed) Kennedy.....           12,000            5.2             0.88       04/28/2010         6,641         16,830

Allen Newman..........               --             --               --               --            --             --

Stephen A. Gorgol.....           30,000           13.1             0.88       04/28/2010        16,603         42,075

------------------
(1) The exercise price per share of options granted represented the fair market value of the underlying shares of our Common Stock on the dates the respective options were granted as determined by the Board in accordance with certain provisions of the 1997 Stock Option/Stock Issuance Plan based on the closing selling price per share of a share of our Common Stock on the date in question as reported by the Nasdaq National Market.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. The price used for computing this appreciation is the exercise price of the options. There is no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% or 10% levels or at any other defined level.


         OPTION EXERCISES AND HOLDINGS

         The following table provides information concerning option exercises during 2000 by the Named Executive Officers and the value of unexercised options held by each of the Named Executive Officers as of December 31, 2000. No SARs were exercised during 2000 or outstanding as of December 31, 2000.


                     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                 Number of Securities               Value of Unexercised
                                                                Underlying Unexercised              In-The-Money Options
                               Shares                        Options at December 31, 2000         At December 31, 2000 (3)
                             Acquired on       Value      -------------------------------------------------------------------
Name                        Exercise (#)   Realized (1)   Exercisable (2)     Unexercisable   Exercisable (2)   Unexercisable
-------                     ------------   ------------   ---------------     -------------   ---------------   -------------
John R. Lyon..........             --             --           278,500            57,500           $77,468         $    0

John(Jed) Kennedy.....             --             --            69,100            70,400               300              0

Allen Newman..........             --             --           152,500            32,500            42,075              0

Stephen A. Gorgol.....             --             --            24,250            48,250                 0              0

----------------
(1) "Value realized" is calculated on the basis of the fair market value of the Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) The options are immediately exercisable; however, any shares purchased upon exercise may be subject to rights of repurchase on our part which lapse at various times over the next five years.

(3) "Value" is defined as fair market price of the Common Stock at fiscal year-end ($0.53) less exercise price.


         DIRECTOR COMPENSATION

         We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Under our 1997 Stock Option/Issuance Plan, as amended (the "Plan"), which was adopted in February 1997 and amended in March and May 1997, beginning with the first Annual Meeting following the our initial public offering in July 1997, each non-employee director who is first elected to the Board will automatically receive an option to purchase 15,000 shares of Common Stock for the first year of the director's Board term and 5,000 shares of Common Stock for each additional year remaining on the director's Board term following the automatic option grant. Each director who is currently serving on the Board will receive an option to purchase 5,000 shares of Common Stock for each additional year for which he is elected as a director. Therefore, each of the nominees, if elected, will receive an option to purchase 5,000 shares of Common Stock for each additional year for which he is elected as a director. These options will have an exercise price equal to 100% of the fair market value of the Common Stock on the grant date. The grant of 15,000 shares will become exercisable in equal monthly installments over four years of Board service completed by the director following such grant, and the grants of 5,000 shares will become exercisable at the end of one year of Board service completed by the director following the date of grant.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of our Board of Directors currently consists of Dr. Blair and Mr. Binkley. Neither of these individuals was an officer or employee of ours at any time during the 2000 Fiscal Year or at any other time. Mr. Lyon, our President and Chief Executive Officer, participated in the deliberations of the Compensation Committee regarding executive compensation that occurred during 2000, but did not take part in the deliberations regarding his own compensation.

         No current executive officer of ours has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.


         EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL AGREEMENTS

         Pursuant to an agreement entered into on December 28, 1998, we have agreed to continue to pay Mr. Lyon his salary, and to continue to provide certain health care benefits, for a period of twelve (12) months in the event of his involuntary termination following a change in our control.

         Fifty percent of certain unvested shares subject to options outstanding to our executive officers will immediately vest if we are acquired by a merger or asset sale, unless our repurchase rights with respect to those shares are transferred to the acquiring entity. The other 50% of these shares vest if the employee is terminated without cause within two years of the merger or asset sale.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of January 31, 2001, by (i) all persons who are beneficial owners of five percent (5%) or more of our Common Stock, (ii) each director and nominee for director, (iii) our Named Executive Officers and (iv) all of our current directors and executive officers as a group.

         Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable upon exercise of certain outstanding options as described in the footnotes below. The address for those individuals for which an address is not otherwise indicated is: 5451 Avenida Encinas, Suite A, Carlsbad, California 92008.

                                                              Number of                    Percentage
 Name and Address of Beneficial Owner                          Shares                 Beneficially Owned(1)
 ---------------------------------------                      ---------               ---------------------
 Funds advised by Domain Associates (2)                       4,226,261                       21.6%
 One Palmer Square
 Princeton, NJ 08542

 State of Wisconsin Investment Board                          3,780,000                       19.3%
 Post Office Box 7842
 Madison, WI 53707

 SBIC Partners, L.P.                                          1,810,095                        9.2%
 201 Main Street, Suite 2302
 Fort Worth, TX 76102

 Medtronic Asset Management, Inc.                             1,605,275                        8.2%
 7000 Central Avenue NE
 Minneapolis, MN 55432

 Foster City Partners                                         1,551,944                        7.9%
 950 Tower Lane, Suite 800
 Foster City, CA 94404

 James C. Blair (3)                                           4,231,261                       21.6%

 Nicholas B. Binkley (4)                                      1,821,595                        9.3%

 Daniel J. Holland (5)                                          672,415                        3.4%

 John R. Lyon (6)                                               481,054                        2.4%

 Allen Newman (7)                                               241,298                        1.2%

 Larry Osterink (8)                                             144,500                         *

 John Kennedy (9)                                               119,024                         *

 Stephen Gorgol (10)                                             49,406                         *

 Olav B. Bergheim (11)                                           24,500                         *

 All directors and executive officers as a                    7,785,053                       39.7%
 group (9 persons) (12)

-------------
 *   Less than 1%

(1)      Percentage of ownership is calculated pursuant to Commission Rule
         13d-3(d)(1).

(2) Includes 4,120,728 shares beneficially owned by Domain Partners III, L.P., 24,161 shares beneficially owned by Domain Partners, II L.P., 61,872 shares beneficially owned by DP III Associates, L.P. and 19,500 shares beneficially owned by Domain Associates L.L.C. Dr. Blair is a general partner of One Palmer Square Associates, II, L.P., which is the general partner of Domain Partners II, L.P., and he is also a general partner of One Palmer Square Associates, III, L.P., the general partner of Domain Partners III, L.P. and DP III Associates. Dr. Blair has an indirect beneficial ownership of these shares. Dr. Blair is a managing member of Domain Associates L.L.C. Excludes 926,736 shares beneficially owned by BIL. Pursuant to a contractual agreement, Domain Associates L.L.C. is the U.S. venture capital advisor to BIL. Domain Associates L.L.C. has neither voting nor investment power over BIL and Dr. Blair and Domain Associates L.L.C. disclaim beneficial ownership of the BIL shares.

(3) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001. Also includes 1,767,787 shares beneficially owned by Domain Partners III, L.P., 24,161 shares beneficially owned by Domain Partners, II L.P., 61,872 shares beneficially owned by DP III Associates, L.P. and 19,500 shares beneficially owned by Domain Associates L.L.C. Dr. Blair is a general partner of One Palmer Square Associates, II, L.P., which is the general partner of Domain Partners II, L.P., and he is also a general partner of One Palmer Square Associates, III, L.P., the general partner of Domain Partners III, L.P. and DP III Associates. Dr. Blair has an indirect beneficial ownership of these shares. Dr. Blair is a managing member of Domain Associates L.L.C. Excludes 926,736 shares beneficially owned by BIL. Pursuant to a contractual agreement, Domain Associates L.L.C. is the U.S. venture capital advisor to BIL. Domain Associates L.L.C. has neither voting nor investment power over BIL and Dr. Blair and Domain Associates L.L.C. disclaim beneficial ownership of the BIL shares.

(4) Includes 6,500 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001. Also includes 4,000 shares beneficially owned by The Binkley Family Trust, of which Mr. Binkley is a trustee, and 1,810,095 shares beneficially owned by SBIC Partners, L.P., a Texas limited partnership ("SBIC Partners"). SBIC Partners is the beneficial owner of all shares of our Common Stock registered in its name. Forrest Binkley & Brown L.P., a Texas limited partnership ("FBB"), is the managing general partner of SBIC Partners, and Forrest Binkley & Brown Venture Co., a Texas corporation ("Venture Co."), is the sole general partner of FBB. Mr. Binkley is a limited partner of FBB, and is an executive officer, director and shareholder of Venture Co. Mr. Binkley disclaims beneficial ownership with respect to all shares of Common Stock owned by SBIC Partners, except to the extent of his pecuniary interest therein.

(5) Includes 1,000 shares owned by Mr. Holland and 24,500 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001. Also includes 646,915 shares beneficially owned by One Liberty Fund III, L.P. Mr. Holland is a general partner of One Liberty Partners III, L.P., which is a general partner of One Liberty Fund III, L.P. Mr. Holland disclaims beneficial ownership with respect to all shares of Common Stock owned by One Liberty Fund III, L.P.

(6) Includes 283,000 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001.

(7) Includes 155,000 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001.

(8) Includes 24,500 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001.

(9) Includes 74,200 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001.

(10) Includes 27,875 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001.

(11) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001. Mr. Bergheim is employed by Domain Associates as a Venture Partner. Mr. Bergheim has no beneficial ownership of any of the shares owned by funds advised by Domain Associates.

(12) Includes 605,575 shares issuable upon exercise of options exercisable within 60 days of January 31, 2001. See also footnotes 2, 3, 4 and 5.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2000, we agreed with Medtronic to terminate the sales agreement with them. Under the terms of this termination agreement, and a related transition agreement, we will retain the responsibility to service our Series 8000 systems previously borne by Medtronic; otherwise we and Medtronic mutually agreed to release each other from any future obligations or claims. In connection with this agreement, we issued 5,275 shares to Medtronic in exchange for services rendered by them. As an additional condition of the termination agreement, Medtronic agreed that it would not sell any of our common stock in an open market transaction for a price of less than $1.75 per share, until at least December 31, 2000.

         On April 7, 2000, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with the State of Wisconsin Investment Board, Domain Partners III, L.P. and SBIC Partners, L.P. (colletively, the "Investors"). Under the terms of the Purchase Agreement, the Investors purchased an aggregate of 5,654,411 shares of our common stock (the "Shares") at a per share purchase price of $0.85 per share (the "Purchase Price"). We had previously registered the Shares under the Securities Act of 1933, as amended, on Form S-1 (registration number 333-86651).

         As of March 31, 2001, after giving effect to the sale of the Shares, the State of Wisconsin Investment Board beneficially owns 19.37%, Domain Partners III, L.L.P. beneficially owns 21.66% and SBIC Partners, L.P. beneficially owns 9.28% of our outstanding common stock. Percentage of ownership is calculated under the Securities and Exchange Commission's Rule 13d-3(d) (1).

         As a condition to selling the Shares to the Investors our Board of Directors adopted an amendment to our Bylaws which restricts our ability, in the absence of stockholder approval, to adjust the exercise price of previously granted stock options and our ability to grant stock options to officers at an exercise price which is below the then current market value of our common stock. In addition, the Purchase Agreement contains provisions pursuant to which we agreed to indemnify the Investors against any losses they may incur as a result of any breach or alleged breach or other violation of any representation, warranty covenant or undertaking by us a contained in the Purchase Agreement. Our indemnity obligation is intended to survive until the second anniversary of the closing of the sale of Shares.

         All of our officers are employed by us at will.

         We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We expect that all future transactions between us and our officers, directors and principal stockholders and their affiliates will be approved in accordance with the Delaware General Corporation Law by a majority of the Board, as well as by a majority of the independent and disinterested directors of the Board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

         Our Second Restated Certificate of Incorporation eliminates, subject to certain exceptions, directors' personal liability to us or our stockholders for monetary damages for breaches of fiduciary duties. The Second Restated Certificate of Incorporation does not, however, eliminate or limit the personal liability of a director for (i) any breach of the director's duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) any transaction from which the director derived an improper personal benefit.

         Our Restated Bylaws provide that we shall indemnify our directors and executive officers to the fullest extent permitted under the Delaware General Corporation Law and may indemnify our other officers, employees and other agents as set forth in the Delaware General Corporation Law. In addition, we have entered into indemnification agreements with our directors and officers. The indemnification agreements contain provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as directors or executive officers of ours or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers. We have obtained an insurance policy covering directors and officers for claims that such directors and officers may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

         As of the date of this amendment, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

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




10.35(3)          Amendment to Manufacturing Supply Agreement with Kaiser
                  Electro-Optics, dated December 9, 1997.
10.36(3)          Amendment to License Agreement with Kaiser Aerospace, dated
                  December 8, 1997.
10.37*(3)         License Agreement with Kaiser Aerospace, dated December 9,
                  1997.
10.38(4)          Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions
                  omitted).
10.39(5)          Vista Medical Technologies, Inc., Industrial Real Estate Lease
                  with Ocean Point Tech Centre dated July 7, 1998.
10.40(6)          Amendment Number One to License Agreement with Imagyn Medical
                  Technologies, Inc., dated October 2, 1998.
10.41(6)          Employment Agreement with John Lyon dated December 28, 1998.
10.42(6)          Employment Agreement with Koichiro Hori dated December 28,
                  1998.
10.43(6)          Employment Agreement with Allen Newman dated December 28,
                  1998.
10.44(6)          Employment Agreement with Robert De Vaere dated December 28,
                  1998.
10.45(7)          Fifth Amendment to Lease dated April 30, 1999.
10.46(7)          Sofamor Danek letter Amendment dated April 1999.
10.47(8)          Agreement with John Lyon dated July 20, 1999.
10.48(8)          Agreement with Koichiro Hori dated July 20, 1999.
10.49(8)          Agreement with Allen Newman dated July 20, 1999.
10.50(8)          Agreement with Robert De Vaere dated July 20, 1999.
10.51*(9)         Sales Agreement with Richard Wolf, GmbH, dated December 22,
                  1999.
10.52(10)         Termination Agreement with Medtronic, Inc., dated March 27,
                  2000.
10.53(10)         Transition Agreement with Medtronic,Inc., dated March 27,
                  2000.
10.54(10)         Common Stock purchase Agreement with John Kennedy, dated as of
                  August 2, 2000.
10.55**           Amendment Two to Industrial Real Estate Lease with Ocean
                  Pacific Tech Centre, dated January 30, 2001.
10.56*            Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.
10.57**           Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
23.1              Consent of Ernst & Young LLP, Independent Auditors.
24.1**            Power of Attorney (included on Signature Page).

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

**       Previously filed.

     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VISTA MEDICAL TECHNOLOGIES, INC.

      Date:  May 3, 2001             By:  /s/ Stephen Gorgol
                                        ---------------------------------------
                                        Stephen Gorgol
                                        Chief Financial Officer, Vice President
                                        of Finance and Secretary