Form 10-Q
period 2001-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2001-05-11
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

 ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

(1)	Yes ☒ No ☐
(2)	Yes ☒ No ☐

As of May 10, 2001 there were 19,623,257 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risks and Uncertainties

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

Vista Medical Technologies, Inc
Consolidated Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,040,900	$2,589,006
Marketable securities	286,777	345,224
Accounts receivable, net	1,263,375	1,363,915
Inventories, net	1,822,941	1,701,668
Other current assets	82,117	116,868
Total current assets	5,496,110	6,116,681
Property and equipment, net	759,576	900,083
Patents and other assets, net	99,139	137,747
TOTAL ASSETS	$6,354,825	$7,154,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:	$472,866	$460,168
Accounts payable
Accrued compensation	250,770	192,660
Accrued liabilities	344,502	350,521
Total current liabilities	1,068,138	1,003,349

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none
Common stock, $.01 par value:
Authorized shares - 35,000,000
Issued and outstanding shares - 19,589,386 on December 31, 2000 and 19,620,468 on March 31, 2001	196,205	195,894
Additional paid-in capital	67,872,518	67,856,614
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(208,427)	(267,951)
Accumulated deficit	(62,495,234)	(61,555,020)
Total stockholders' equity	5,286,687	6,151,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,354,825	$7,154,511

Note: The balance sheet at December 31, 2000 has been derived from the audited finanial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Vista Medical Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Sales	$1,932,533	$1,796,886
Cost and expenses:
Cost of sales	1,531,906	1,539,846
Research and development	389,899	431,538
Sales and marketing	487,697	413,335
General and aministrative	495,983	427,800
Total cost and expenses	2,905,485	2,812,519

Loss from operations	(972,952)	(1,015,633)
Interest income	32,738	18,667

Net loss	$(940,214)	$(996,966)

Basic and diluted loss per share	$(0.05)	$(0.07)

Shares used in computing basic and diluted loss per share	19,589,386	13,763,095

See accompanying notes

Vista Medical Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(940,214)	$(996,966)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	187,045	157,186
Amortization of deferred compensation	59,524	87,201
Changes in operating assets and liabilities:
Accounts receivable	100,540	141,851
Inventories	(121,273)	926,428
Other current assets	34,752	53,375
Accounts payable	12,698	(640,823)
Accrued compensation	58,111	(8,716)
Accrued liabilities	(6,020)	(44,152)
Net cash flows used for operating activities	(614,837)	(608,318)

INVESTING ACTIVITIES
Purchases of short-term investments	58,447	121,957
Purchases of property and equipment	(7,931)	(15,399)
Net cash flows provided by investing activities	50,516	106,558

FINANCING ACTIVITIES
Issuance of common stock	16,215	25,400
Net cash flows provided by financing activities	16,215	25,400
Net decrease in cash and cash equivalents	(548,106)	(476,360)
Cash and cash equivalents at beginning of period	2,589,006	1,368,910
Cash and cash equivalents at end of period	$2,040,900	$892,550

See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

1.   Basis of Presentation

             The audited financial statements of Vista Medical Technologies, Inc. (the "Company") and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting  practices, and should be read in conjunction with this quarterly report on Form 10-Q.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

             The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2001.

2.   Inventories

	March 31, 2001	December 31, 2000
	(Unaudited)

Parts and materials	$2,422,272	$2,261,441
Work in process	499,235	461,269
Finished goods	1,108,167	1,224,706
	4,029,674	3,947,416
Less: reserves	(2,206,733)	(2,245,748)
Inventories, net	$1,822,941	$1,701,668

VISTA MEDICAL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

3.   Loss Per Share

	Three Months Ended March 31,
	2001	2000

Net income (loss)	$(940,214)	$(996,966)
Weighted average common shares outstanding	19,589,386	13,763,095
Shares used in basic and diluted loss per share	19,589,386	13,763,095
Basic and diluted loss per share	($0.05)	($0.07)

4.  New Accounting Standards

In June 1998, the FASB issued SFAS 133, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES,” as amended in June 2000 by SFAS 138,  “ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES,” which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.  As amended by SFAS 137, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMANT NO. 133,” the provisions of SFAS 133  required adoption no later than the beginning of the Company’s fiscal year ending December 31, 2001.  Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company’s financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES."  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2000 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Our results of operations for 3 three-months ended March 31, 2001 versus three-months ended March 31, 2000

             Sales.  We had revenue from product sales of $1,932,000 for the three-months ended March 31, 2001, compared to revenues from product sales of $1,797,000 for the same period in 2000.  The increase in revenue during the first quarter of 2001 compared to the corresponding period in 2000 was due to increased unit sales from our Laparoscopic Bariatric Surgery Program partially offset by reduced unit sales of our original equipment manufacturer, or OEM products.

             Cost of Sales.  Our cost of sales were $1,532,000 and $1,540,000 for the three- months ended March 31, 2001 and 2000, respectively, with gross margins of 20% and 14%, respectively. The increase in gross margin percentage was primarily due to reduced manufacturing expenses during the 2001 period as compared to 2000.

             Research and Development Expenses.  Our research and development expenses were $390,000 and $432,000 for the three-months ended March 31, 2001 and 2000, respectively.  The decrease in research and development expenses during the 2001 period was primarily attributable to decreases in staffing and related supply and occupancy costs and a decrease in contract services related to development efforts.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

             Sales and Marketing Expenses.  Our sales and marketing expenses were $488,000 and $413,000 for the three-months ended March 31, 2001 and 2000, respectively. The increase in sales and marketing expense during the 2001 period reflects an increase in staffing and related expenses in order to support our Laparoscopic Bariatric Surgery Program.  We expect our sales and marketing expenses to increase marginally during the next several quarters as we continue to seek support for our Laparoscopic Bariatric Surgery Program.

             General and Administrative Expenses.  Our general and administrative expenses were $496,000 and $428,000 for the three-months ended March 31, 2001 and 2000, respectively.  The increase in general and administrative expenses during the 2001 period reflects higher professional and legal fees.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

             Interest Income.  Our net interest income was $33,000 and $19,000 for the three-months ended March 31, 2001 and 2000, respectively.  The increase in net interest income during the 2001 period was due primarily to increasing average investment balances due to receipt of proceeds from our April 2000 financing.

Liquidity and capital resources

             Net cash used for operating activities for the three-months ended March 31, 2001 was $615,000 compared to net cash used of $608,000 for the corresponding three-month period in 2000.  The slight increase in net cash used in operating activities during the 2001 period was primarily attributable to higher inventory purchases during the 2001 period.

             Net cash provided by investing activities was $51,000 for the three-months ended March 31, 2001 compared to $107,000 of net cash provided in the same period in 2000.  The decrease in net cash provided by investing activities in 2001 was primarily attributable to declining balances of short term investments reaching maturity partially offset by decreasing purchases of property and equipment.

             Net cash provided by financing activities was $16,000 for the three-months ended March 31, 2001 compared to $25,000 for the same period in 2000.  The decrease in net cash provided by financing activities during the 2001 period was primarily attributable to a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

             We recently announced that we are working on a strategic initiative to extend our business to become more involved in the medical treatment of severe obesity.  If we decide to pursue this initiative, we will be required to raise additional funds to support our operations.  In addition, even if we do not pursue this initiative, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds.  If we are unable to raise additional funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective.  Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.  We expect to continue to incur substantial losses for at least the next 9 - 12 months.  As of March 31, 2001, our accumulated deficit was approximately $62,495,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             At March 31, 2001, our investment portfolio included fixed-income securities of $1.6 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

             On February 10, 2000, our common stock ceased to be quoted on the Nasdaq National Market and began to be quoted on the Nasdaq SmallCap Market as a result of Nasdaq’s concern about our ability to maintain continued compliance with some of the Nasdaq National Market requirements for continued quotation.  In addition, since that time, Nasdaq has placed us on probation twice for failing to maintain a minimum bid price of $1.00 per share of our common stock.  Although we have successfully complied with the terms of these probations, our common stock has recently failed to maintain a consistent bid price above $1.00 per share and we cannot assure you that we will be able to remain compliant with the continued listing requirements of Nasdaq.  If we are unable to remain compliant, Nasdaq may not continue to allow our common stock to be quoted on the Nasdaq SmallCap Market.  If we are unable to maintain our status on the Nasdaq SmallCap Market, there may not continue to be an active trading market for our common stock.  If this occurs, you may not be able to sell your shares quickly or at the market price.

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

             We recently announced that we are working on a strategic initiative extending our business to become more involved in the medical treatment of severe obesity.  If we decide to pursue this initiative, we will be required to raise additional funds to support our operations.  In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds.  If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective.  Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

•	The extent to which our products gain market acceptance;

•	The progress and scope of product evaluations;

•	The timing and costs of filing future regulatory submissions;

•	The timing and costs required to receive both domestic and international governmental approvals;

•	The timing and costs of product introductions;

•	The extent of our ongoing research and development programs;

•	The costs of sponsorship training of the physicians to become proficient in the use of our products and procedures;

•	The costs of developing marketing and distribution capabilities.

             Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.

We have a history of losses and may not become profitable.

             Since our formation in July 1993, and as of March 31, 2001, we had incurred cumulative net losses of $62.5 million.  We expect to incur substantial losses for at least the next 9-12 months. We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

             Products derived from our core technology – the ORPC for general surgery, the Series 8000 for minimally invasive cardiac surgery are expected to account for the majority of our revenues over the next several years.  The demand for these products may not be sufficient to allow us to achieve profitable operations.

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

             Complex minimally invasive procedures are only performed on a very limited basis by a relatively small number of highly skilled surgeons.  We are unable to predict how quickly, if at all, minimally invasive procedures will be adopted by the medical community or, if they are adopted, the number of procedures that will be performed.

             Even if the clinical safety and effectiveness of complex minimally invasive procedures is established in general surgery, cardiac and other specialties, surgeons, specialists and other physicians may choose not to recommend the procedures for any number of other reasons.  Adoption of these procedures by doctors will depend, for example, upon our ability to facilitate and sponsor training of surgeons to perform complex minimally invasive procedures and the willingness of such surgeons to perform such procedures.  Doctors may also elect not to recommend the minimally invasive procedures based on possible unavailability of acceptable reimbursement from health care payors.  Health care payor acceptance may require evidence of the cost effectiveness of minimally invasive procedures as compared to other currently available treatments.  We believe that physician endorsements will be essential for clinical adoption of minimally invasive procedures and these endorsements may not be obtained.  Patient acceptance of new procedures will depend upon doctor recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

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

             We have never established high-volume manufacturing operations and if we are required to do so to meet market demand or to become profitable, we may not be able to establish or maintain reliable operations at commercially reasonable costs.  We may also require additional manufacturing facilities if production volumes increase.  Acquisition of new manufacturing facilities would also likely involve relocation.  Difficulties in scaling up manufacturing of products could result from problems involving:

•	Quality control and assurance,
•	component and service availability,
•	adequacy of control policies and procedures,
•	lack of qualified personnel,
•	compliance with FDA regulations and the need for further FDA approval of new manufacturing processes and facilities and
•	other production constraints.

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

We expect fluctuations in our operating results.

             Our results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following:

•	timing and results of product evaluations,
•	delays associated with the FDA and other regulatory approval processes,
•	demand for and utilization of our products,
•	changes in our pricing policies or those of our competitors,
•	changes in third-party payment guidelines,
•	the number, timing and significance of product enhancements and new product announcements by us or our competitors,
•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis,
•	customer order deferrals in anticipation of enhancements or of new product introductions by us or our competitors,
•	product quality problems,
•	personnel changes and
•	the level of international sales.

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

             We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients.  Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance.  Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors.  Medicare compensates hospitals at a pre determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis and compensates physicians at a pre determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure.  Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures.  The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person.  We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payors.

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

             Members of our clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis.  As a result, they only spend a limited amount of time on our business.  Although we have entered into consulting agreements,  including confidentiality provisions with each of the members of our clinical advisory boards, the consulting and confidentiality agreements between us and each of the members of our clinical advisory boards may be terminated or breached

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

             The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance.  The market price of our common stock has historically been highly volatile and may be significantly affected by factors such as:

•	actual or anticipated fluctuations in our operating results,
•	changes in financial estimates by securities analysts,
•	announcements of technological innovations,
•	new products or new contracts by us or our competitors,
•	regulatory announcements,
•	developments with respect to patents or proprietary rights,
•	conditions and trends in the medical device and other technology industries,
•	adoption of new accounting standards affecting the medical device industry, and
•	general market conditions.

             In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for shares of early stage companies.  These broad market fluctuations may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  Such litigation, if brought against us, could result in substantial costs and a diversion of management’s attention and resources.

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

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

A)      Exhibits

               Not Applicable

B)      Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended
          March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date:	May 11, 2001	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and
Director

Date:	May 11, 2001	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance, Chief Financial
Officer and Secretary
(Principal financial and accounting officer)