Form 10-Q
period 2001-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2001-08-03
CIK 1035181

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

COMMISSION FILE NUMBER 000-22743

VISTA MEDICAL TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3184035 (I.R.S. Employer Identification No.)
5451 AVENIDA ENCINAS, SUITE A CARLSBAD, CA 92008 (Address of principal executive offices, including zip code)
(760) 603-9120 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

(1)	Yes [X]	No [ ]
(2)	Yes [X]	No [ ]

As of July 31, 2001, there were 19,636,007 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Vista Medical Technologies, Inc.
Consolidated Balance Sheets

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,318,983	$2,589,006
Short-term investments & securities available for sale	315,145	345,224
Accounts receivable, net	1,663,229	1,363,915
Inventories, net	1,375,105	1,701,668
Other current assets	49,619	116,868

Total current assets	4,722,081	6,116,681
Property and equipment, net	638,423	900,083
Patents and other assets	60,531	137,747

TOTAL ASSETS	$5,421,035	$7,154,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$406,625	$460,168
Accrued compensation	212,637	192,660
Deferred Revenue Payments	416,667	—
Accrued liabilities	310,358	350,521

Total current liabilities	1,346,287	1,003,349
Commitments
Stockholders' equity:
Convertible preferred stock, $01 par value:
Authorized shares — 5,000,000;
Issued and outstanding shares — none on December 31, 2000 or June 30, 2001	—	—
Common stock, $01 par value:
Authorized shares — 35,000,000;
Issued and outstanding shares — 19,589,386 on December 31, 2000 and 19,623,257 on June 30, 2001	196,233	195,894
Additional paid-in capital	67,873,047	67,856,614
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(149,228)	(267,951)
Accumulated deficit	(63,766,929)	(61,555,020)

Total stockholders' equity	4,074,748	6,151,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,421,035	$7,154,511

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

Vista Medical Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales	$2,072,069	$1,521,997	$4,004,602	$3,318,883
Cost and expenses:
Cost of sales	1,731,686	1,447,812	3,263,592	2,987,658
Research and development	479,533	430,600	869,433	862,138
Sales and marketing	595,676	415,972	1,083,373	829,307
General and administrative	554,747	546,095	1,050,730	973,895
Restructuring	—	(278,734)	—	(278,734)

Total cost and expenses	3,361,642	2,561,745	6,267,128	5,374,264

Loss from operations	(1,289,573)	(1,039,748)	(2,262,526)	(2,055,381)
Interest income	17,879	73,445	50,617	92,111
Net loss	$(1,271,694)	$(966,303)	$(2,211,909)	$(1,963,270)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.11)	$(0.12)

Shares used in computing basic and diluted loss per share	19,622,575	19,144,183	19,603,497	16,420,862

See accompanying notes

Vista Medical Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net loss	(2,211,909)	(1,963,270)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	360,989	322,659
Amortization of deferred compensation	118,723	172,624
Changes in operating assets and liabilities,
Accounts receivable	(299,315)	(296,982)
Inventories	326,563	613,496
Other current assets	67,250	255,711
Accounts payable	(53,543)	(583,665)
Accrued compensation	19,977	(23,988)
Deferred revenue	416,667
Accrued liabilities	(40,163)	(484,392)

Net cash flows used for operating activities	(1,294,761)	(1,987,807)
INVESTING ACTIVITIES
Purchases of short-term investments	30,079	(18,643)
Purchase of property and equipment	(22,113)	(33,755)

Net cash flows provided by (used for) investing activities	7,966	(52,398)
FINANCING ACTIVITIES
Issuance of common stock	16,772	4,672,009

Net cash flows provided by financing activities	16,772	4,672,009
Net (decrease) increase in cash and cash equivalents	(1,270,023)	2,631,804
Cash and cash equivalents at beginning of period	2,589,006	1,368,910

Cash and cash equivalents at end of period	1,318,983	4,000,714

See accompanying notes.

s

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

    The audited consolidated financial statements of Vista Medical Technologies, Inc. (the "Company") and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission contain additional information about the Company, its operations and its financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions on Form 10-Q, Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. Inventories

	June 30, 2001	December 31, 2000
	(Unaudited)
Parts and materials	$2,212,628	$2,261,441
Work in process	256,722	461,269
Finished goods	1,111,741	1,224,706

	3,581,091	3,947,416
Less: reserves	(2,205,986)	(2,245,748)

Inventories, net	$1,375,105	$1,701,668

    3.  In June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES). Under the agreement, the Company will receive payments in return for the Company's commitment to require use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers. The Company is also required to provide limited compensation to EES sales representatives. The agreement grants EES with the right of first negotiation to acquire certain Company technology. EES may terminate the agreement upon 90 days notice. The Company will recognize revenue ratably over the term of the agreement. At June 30, 2001, the Company has received $500,000 under the agreement and deferred $416,667 of such payment.

    4.  At our Annual Meeting held on June 7, 2001, we ratified an increase of 750,000 shares of common stock to our 1997 Stock Option/Stock Issuance Plan. As of June 30, 2001, we had a total of 3,570,000 shares reserved for issuance under our 1997 Stock Option/Stock Issuance Plan.

5. Loss Per Share

	Three Months Ended June 30,
	2001	2000
Net income (loss)	$(1,271,695)	$(966,303)
Weighted average common shares outstanding	19,622,575	19,117,596

Shares used in basic and diluted loss per share	19,622,575	19,117,596

Basic and diluted loss per share	$(0.06)	$(0.05)

6. New Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended in June 2000 by SFAS 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMANT NO. 133," the provisions of SFAS 133 required adoption no later than the beginning of the Company's fiscal year ending December 31, 2001. We adopted SFAS 133 effective January 1, 2001. As we do not engage in any hedging or derivative activities, the adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's financial statements.

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

Overview of our business

    We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, cardiac surgical and other selected microsurgical procedures. We also develop and sponsor training and support programs for medical personnel which enhance the adoption of procedures incorporating use of our visualization technology. Our products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures, combined with the ability to view new additional information in a voice- controlled, picture-in-picture format, to facilitate real-time decision making during surgery. Our product lines include the ORPC Advanced Visualization and Information System for general surgery and other complex endoscopic procedures and the Series 8000 Advanced Visualization and Information System, for use in cardiac surgery. In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and which allows the surgeon an adequate view of the internal part of the body being repaired.

Our results of operations for three-months and six-months ended June 30, 2001 versus three-months and six-months ended June 30, 2000

    Sales.  We had revenue from product sales of $2,072,000 and $4,005,000 for the three-and six months ended June 30, 2001, respectively, compared to revenues from product sales of $1,522,000 and $3,319,000 for the three- and six-months ended June 30, 2000, respectively. The increase in revenue for both the three-and six-month periods was due to increased unit sales from our Laparascopic Bariatric Surgery Programs.

    Cost of Sales.  Our cost of sales were $1,732,000 and $3,264,000 for the three- and six-months ended June 30, 2001, respectively, and $1,448,000 and $2,988,000 for the three-and six-months ended June 30, 2000, respectively. Our gross margins were 16% and 19% for the three- and six-months ended June 30, 2001, respectively, and 5% and 10% for the three-and six-months ended June 30, 2000, respectively. The increase in gross margin was primarily due to increased unit sales of our higher margin Laparascopic Bariatric Surgery Program.

    Research and Development Expenses.  Our research and development expenses were $480,000 and $869,000 for the three-and six-months ended June 30, 2001, respectively, and $431,000 and $862,000 for the three-and six-months ended June 30, 2000, respectively. The increase in research and development expenses was primarily attributable to next generation product development. We expect our research and development expenses to increase moderately over current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

    Sales and Marketing Expenses.  Sales and marketing expenses were $596,000 and $1,083,000 for the three-and six-months ended June 30, 2001, respectively, and $416,000 and $829,000 for the three-and six-months ended June 30, 2000, respectively. The increase in sales and marketing expense reflects a ramp up of field activities for the obesity surgery market. We expect our sales and marketing expenses to increase proportionately during the next several quarters as we continue to ramp up our field activities for the obesity surgery market.

    General and Administrative Expenses.  General and administrative expenses were $555,000 and $1,051,000 for the three-and six-months ended June 30, 2001, respectively, and $546,000 and $974,000 for the three-and six-months ended June 30, 2000, respectively. The slight increase in general and administrative expenses during the 2001 period reflects higher professional and legal fees. We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

    Restructuring Expenses.  We had no charges associated with restructuring expenses for both the three-and six-months ended June 30, 2001, and credits of $279,000 for both the three-and six-months ended June 30, 2000. The credits in 2000 related to the subletting of part of our facility in Westborough, MA. The partial recovery reported in the 2000 period represents the subletting of approximately one half of the facility space for which a $690,000 restructuring charge had been incurred in the three-months ended September 30, 1999.

    Interest Income.  Our net interest income was $18,000 and $51,000 for the three-and six-months ended June 30, 2001, respectively, and $73,000 and $92,000 for the three-and six-months ended June 30, 2000, respectively. This decrease was due primarily to a decrease in the investment balances of $4,800,000, resulting from a completed sale of common stock to three of our stockholders in April, 2000.

Liquidity and capital resources

    Net cash used for operating activities for the six-months ended June 30, 2001 was $1,296,000 compared to net cash used of $1,988,000 for the corresponding six-month period in 2000. The decrease in net cash used in operating activities was primarily attributable to lower inventory purchases during the 2001 period and the receipt of $500,000 of deferred revenue from an agreement with Ethicon Endo-Surgery.

    Net cash provided by investing activities was $8,000 for the six-months ended June 30, 2001 compared to $52,000 of net cash used in the same period in 2000. The increase in net cash provided by investing activities during the 2001 period was primarily attributable to increasing balances of short term investments reaching maturity offset by decreasing purchases of property and equipment.

    Net cash provided by financing activities was $17,000 for the six-months ended June 30, 2001 compared to $4,672,000 for the same period in 2000. The decrease in net cash provided by financing activities during the 2001 period was primarily attributable to the closing of a Securities Purchase Agreement in April, 2000 with three of our stockholders netting proceeds of approximately $4,591,000, partially offset by a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

    We recently announced that we are working on a strategic initiative to extend our business to become more involved in the medical treatment of severe obesity. If we decide to pursue this initiative, we will be required to raise additional funds to support our operations. In addition, even if we do not pursue this initiative, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds. If we are unable to raise additional funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective. Even if we are successful in raising additional funds, a slow rate of market acceptance of our products or our inability to scale up manufacturing would accelerate our use of proceeds and require us to seek additional funds to support our operating requirements. We expect to continue to incur substantial losses for at least the next 6 - 9 months. As of June 30, 2001, our accumulated deficit was approximately $63,767,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    At June 30, 2001, our investment portfolio included fixed-income securities of $1.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

    We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

RISKS AND UNCERTAINTIES

    You should consider the following risk factors carefully in evaluating an investment in our common stock in addition to the other information in this report. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. You are cautioned that the statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this section and elsewhere in this quarterly report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

We may not be able to maintain the listing of our common stock on the Nasdaq SmallCap market.

    On February 10, 2000, our common stock ceased to be quoted on the Nasdaq National Market and began to be quoted on the Nasdaq SmallCap Market as a result of Nasdaq's concern about our ability to maintain continued compliance with some of the Nasdaq National Market requirements for continued quotation. In addition, since that time, Nasdaq has placed us on probation twice for failing to maintain a minimum bid price of $1.00 per share of our common stock. Although we have successfully complied with the terms of these probations, our common stock has recently failed to maintain a consistent bid price above $1.00 per share and we cannot assure you that we will be able to remain compliant with the continued listing requirements of Nasdaq. If we are unable to remain compliant, Nasdaq may delist our common stock from the Nasdaq SmallCap Market, which would force us to to seek to have our shares listed on the OTC Bulletin Board or some other quotation medium. If we are unable to maintain our status on the Nasdaq SmallCap Market, there may not continue to be an active trading market for our common stock. If this occurs, you may not be able to sell your shares quickly or at the market price. As a result, an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our common stock. If our common stock was delisted from the Nasdaq

SmallCap Market and was not traded on another national securities exchange, we could become subject to penny stock regulations that impose additional sales practice disclosure and market making requirements on broker/dealers who sell or make a market in our stock. The rules of the SEC generally define "penny stock" to be common stock that has a market price of less than $5.00 per share which is not traded on a national exchange. If our stock became subject to penny stock regulations, it would adversely affect the ability and willingness of broker/dealers who sell or make a market in our common stock and of investors to purchase or sell our stock in the secondary market.

We may need additional funds to support our currently proposed operations. If we are unable to obtain them, we may have to significantly scale back our operations or forego opportunities in new market segments.

    We recently announced that we are working on a strategic initiative extending our business to become more involved in the medical treatment of severe obesity. We have not yet decided to pursue this initiative, but, if we do, we will be required to raise additional funds to support our operations. In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds. If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective. Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

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

    Even if we are successful in raising additional funds, a slow rate of market acceptance of our products or our inability to scale up manufacturing would accelerate our use of proceeds and require us to seek additional funds to support our operating requirements.

We have a history of losses and may not become profitable.

    Since our formation in July 1993, and as of June 30, 2001, we had incurred cumulative net losses of $63.8 million. We expect to incur substantial losses for at least the next 6-9 months. We may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

    Products derived from our core technology—the ORPC for general surgery and the Series 8000 for minimally invasive cardiac surgery—are expected to account for the majority of our revenues over the next several years. The demand for these products may not be sufficient to allow us to achieve profitable operations.

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

    We have never established high-volume manufacturing operations and if we are required to do so to meet market demand or to become profitable, we may not be able to establish or maintain reliable operations at commercially reasonable costs. We may also require additional manufacturing facilities if production volumes increase. Acquisition of new manufacturing facilities would also likely involve relocation. Difficulties in scaling up manufacturing of products could result from problems involving:

  •
  Quality control and assurance;

  •
  component and service availability;

  •
  adequacy of control policies and procedures;

  •
  lack of qualified personnel;

  •
  compliance with FDA regulations and the need for further FDA approval of new manufacturing processes and facilities; and

  •
  other production constraints.

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

    Our results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following:

  •
  timing and results of product evaluations;

  •
  delays associated with the FDA and other regulatory approval processes;

  •
  demand for and utilization of our products;

  •
  changes in our pricing policies or those of our competitors;

  •
  changes in third-party payment guidelines;

  •
  the number, timing and significance of product enhancements and new product announcements by us or our competitors;

  •
  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

  •
  customer order deferrals in anticipation of enhancements or of new product introductions by us or our competitors;

  •
  product quality problems;

  •
  personnel changes; and

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

    The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically been highly volatile and may be significantly affected by factors such as:

  •
  actual or anticipated fluctuations in our operating results;
  •
  changes in financial estimates by securities analysts;
  •
  announcements of technological innovations;
  •
  new products or new contracts by us or our competitors;
  •
  regulatory announcements;
  •
  developments with respect to patents or proprietary rights;
  •
  conditions and trends in the medical device and other technology industries;
  •
  adoption of new accounting standards affecting the medical device industry; and
  •
  general market conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not a party to any litigation that could have a material adverse effect on our results of operations or the financial position of our business.

Item 2. Changes in Securities and Use of Proceeds

  a.
  Not applicable
  b.
  Not applicable
  c.
  Not applicable

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    I. 2001 Annual Meeting of Stockholders held on June 7, 2001.

  a.
  The 2001 Annual Meeting of Stockholders of Vista Medical Technologies, Inc. (the "Annual Meeting") was held on June 7, 2001. The holders of 18,062,959 of the 19,620,468 shares of our Common Stock outstanding on April 13, 2001, the record date for the Annual Meeting (approximately 92.07%), were present at the Annual Meeting in person or by proxy.
  b.
  At the Annual Meeting, James C. Blair and John R. Lyon were duly nominated and properly elected as Directors of our company to serve until the 2004 Annual Meeting of stockholders or until their respective successors are elected and qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

	For	Against/ Withheld	Broker Non-Votes
James C. Blair	17,472,267	590,692	0
John R. Lyon	17,467,667	595,292	0

    Nicholas B. Binkley and Larry M. Osterink, whose terms as Directors of our company expire at our 2002 Annual Meeting of Stockholders, and Daniel J. Holland, whose term as Director of our company expires at our 2003 Annual Meeting of Stockholders, continue to serve as Directors of our company until their respective terms expire and were not voted upon at the Annual Meeting, Olav B. Bergheim, a former Director of our company whose term was set to expire at our 2003 Annual Meeting of Stockholders, resigned from our Board of Directors effective June 7, 2001. This resignation was amicable and the Board of Directors, in accordance with our Bylaws, appointed George B. DeHuff III to fill the vacancy created by Mr. Bergheim's resignation.

  c.
  At the Annual Meeting, a proposal to amend the Company's 1997 Stock Option/Stock Issuance Plan ("The Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan by an additional 750,000 shares was approved. The number of votes cast for and against, as well as the number of abstentions and broker non-votes relating to such proposal, are indicated below:

For	Against	Abstentions	Broker Non-Votes
13,605,312	4,443,602	14,045	0
  d.
  At the Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2001 was approved. The number of votes cast for and against, as well as the number of abstentions and broker non-votes relating to such proposal, are indicated below:

For	Against	Abstentions	Broker Non-Votes
18,050,074	4,120	8,765	0

Item 5. Other Information

    See Item 4Ib above.

Item 6. Exhibits and Reports on Form 8-K

A)  Exhibits

      10.1  Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc.*

*
Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

B)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.
Date: August 3, 2001	/s/ JOHN R. LYON John R. Lyon President, Chief Executive Officer and Director
Date: August 3, 2001	/s/ STEPHEN A. GORGOL Stephen A. Gorgol Vice President of Finance, Chief Financial Officer and Secretary

QuickLinks

  PART 1. FINANCIAL INFORMATION
  PART 1. FINANCIAL INFORMATION Item 1. Financial Statements (unaudited)
VISTA MEDICAL TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES