Form 10-Q
period 2001-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2001-11-14
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of October 31, 2001, there were 4,913,031 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$960,623	$2,589,006
Marketable securities	371,235	345,224
Accounts receivable, net	1,303,712	1,363,915
Inventories, net	1,323,155	1,701,668
Other current assets	199,916	116,868
Total current assets	4,158,641	6,116,681
Property and equipment, net	416,101	900,083
Patents and other assets, net	44,903	137,747
TOTAL ASSETS	$4,619,645	$7,154,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$529,503	$460,168
Accrued compensation	226,064	192,660
Deferred revenue payments	166,667	-
Accrued liabilities	387,467	350,521
Total current liabilities	1,309,701	1,003,349

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none
Common stock, $.01 par value:
Authorized shares - 8,750,000
Issued and outstanding shares - 4,897,346 on December 31, 2000 and 4,931,031 on September 30, 2001	49,130	48,973
Additional paid-in capital	68,099,868	68,003,535
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(122,995)	(267,951)
Accumulated deficit	(64,637,684)	(61,555,020)
Total stockholders' equity	3,309,944	6,151,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,619,645	$7,154,511

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Sales	$2,281,486	$1,518,717	$6,286,087	$4,837,601

Cost of Sales	1,353,226	1,396,657	4,616,816	4,384,316
Research and development	713,484	417,885	1,582,917	1,280,023
Sales and marketing	629,965	403,304	1,713,337	1,232,611
Sales expense reversal	-	(750,000)	-	(750,000)
General and administrative	467,556	392,922	1,518,285	1,366,817
Restructuring	-	(121,016)	-	(399,750)
Total cost and expenses	3,164,231	1,739,752	9,431,355	7,114,017

Loss from operations	(882,745)	(221,035)	(3,145,268)	(2,276,416)

Interest income	11,990	67,322	62,604	159,433

Net loss	$(870,755)	$(153,713)	$(3,082,664)	$(2,116,983)

Basic and diluted loss per share	$(0.18)	$(0.03)	$(0.63)	$(0.49)

Share used in computing basic and diluted loss per share	4,908,503	4,881,336	4,903,878	4,363,649

See accompanying notes

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(3,082,664)	$(2,116,983)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	610,391	459,243
Amortization of deferred compensation	216,556	263,283
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	60,203	(8,268)
Inventories	378,512	587,433
Other current assets	(83,048)	202,905
Accounts payable	69,335	(491,938)
Accrued compensation	33,404	(15,003)
Deferred revenue	166,667	-
Accrued liabilities	36,946	(1,284,060)
Net cash flows used for operating activities	(1,593,698)	(2,403,388)

INVESTING ACTIVITIES
Purchases of short-term investments	(26,010)	(16,104)
Purchase of property and equipment	(33,566)	(62,958)
Net cash flows provided by (used for) investing activities	(59,576)	(79,062)

FINANCING ACTIVITIES
Issuance of common stock	24,891	4,705,472
Net cash flows provided by financing activities	24,891	4,705,472
Net (decrease) increase in cash and cash equivalents	(1,628,383)	2,223,022
Cash and cash equivalents at beginning of period	2,589,006	1,368,910
Cash and cash equivalents at end of period	$960,623	$3,591,932

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

Reverse Stock Split

                On August 17, 2001. the Company effected a 1 for 4 reverse stock split of the outstanding shares of common stock.  All common share and per share amounts have been restated to reflect the reverse stock split.

2.  Inventories

	September 30, 2001	December 31, 2000
	(Unaudited)

Parts and materials	$1,653,369	$2,261,441
Work in process	296,602	461,269
Finished goods	1,087,176	1,224,706
	3,037,147	3,947,416
Less: reserves	(1,713,992)	(2,245,748)
Inventories, net	$1,323,155	$1,701,668

3.  Promotion Agreement

                In June  2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES).  Under the agreement, the Company will receive payments in return for the Company’s commitment to require use of EES equipment in certain training programs  sponsored by the Company for the benefit of its customers.  The Company is also required to provide limited compensation to EES sales representatives. The agreement grants EES with the right of first negotiation to acquire certain Company technology.   EES may terminate the agreement upon 90 days notice.  The Company will recognize revenue ratably over the term of the agreement.  At September 30, 2001, the Company has received $500,000 under the agreement and deferred $166,667 of such payment.

4.  Stock Options

                At the Annual Meeting held on June 7, 2001, the stockholders ratified an increase of 187,500 shares of common stock to our 1997 Stock Option/Stock Issuance Plan.  As of September 30, 2001, we had a total of 892,500 shares reserved for issuance under our 1997 Stock Option/Stock Issuance Plan

5.  Line of Credit

                In October 2001, the Company secured a $2,000,000 line of credit facility (the facility) with a bank for one year with automatic yearly renewals.  The facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2%.  Borrowings under the facility are limited to 80% of qualified accounts receivable.

6.  Loss Per Share

	Three Months Ended September 30,
	2001	2000

Net (loss)	$(870,755)	$(153,713)
Weighted average common shares outstanding	4,908,503	4,881,336
Basic and diluted loss per share	($0.18)	($0.03)

7.  New Accounting Standards

                In June 1998, the Financial Accounting Standards Board (FASB)  issued SFAS 133, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES,” as amended in June 2000 by SFAS 138,  “ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES,” which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.  As amended by SFAS 137, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMANT NO. 133,” the provisions of SFAS 133  required adoption no later than the beginning of the Company’s fiscal year ending December 31, 2001.  We adopted SFAS 133 effective January 1, 2001.  As we do not engage in any hedging or derivative activities, the adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company’s financial statements.

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

Our results of operations for three-months and nine-months ended September 30, 2001 versus three-months and nine-months ended September 30, 2000

                Sales.  We had revenue from product sales and contract revenue of $2,281,000 and $6,286,000 for the three-and nine-months ended September 30, 2001, respectively, compared to revenues from product sales of $1,519,000 and $4,838,000 for the three-and nine-months ended September 30, 2000, respectively.  The increase in revenue for both the three-and nine-month periods was due primarily to increased unit sales from our Laparascopic Bariatric Surgery Program coupled with contract revenue recognition of $250,000 from our Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc.

                Cost of Sales.  Our cost of sales were $1,353,000 and $4,617,000 for the three- and nine-months ended September 30, 2001, respectively, and $1,397,000 and $4,384,000 for the three- and nine-months ended September 30, 2000, respectively.  Our gross margins were 40% and 27% for the three-and nine-months ended September 30, 2001, respectively, and 8% and 9% for the three-and nine-months ended September 30, 2001, respectively.  The increase in gross margin was primarily due to increased unit sales of our higher margin Laparascopic Bariatric Surgery Program coupled with contract revenue recognition of $250,000 from an agreement with Ethicon Endo-Surgery, Inc., with no cost of sales.

                Research and Development Expenses.  Our research and development expenses were $713,000 and $1,583,000 for the three-and nine months ended September 30, 2001, respectively, and $418,000 and $1,280,000 for the three-and nine-months ended September 30, 2000, respectively.  The increase in research and development expenses was primarily attributable to next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

                Sales and Marketing Expenses.  Our sales and marketing expenses were $630,000 and $1,713,000 for the three-and nine-months ended September 30, 2001, respectively, and $403,000 and $1,233,000 for the three- and nine-months ended September 30, 2000, respectively. The increase in sales and marketing expense reflects a ramp up of field activities for the obesity surgery market.  We expect our sales and marketing expenses to increase proportionately during the next several quarters as we continue to ramp up our field activities for the obesity surgery market.

                General and Administrative Expenses.  Our general and administrative expenses were $468,000 and $1,518,000 for the three-and nine-months ended September 30, 2001, respectively, and $393,000 and $1,367,000 for the three- and nine-months ended September 30, 2000, respectively. The increase in general and administrative expenses is due primarily to higher professional and legal fees.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

                Restructuring Expenses.  We had no charges associated with restructuring expenses for both the three-and nine-months ended September 30, 2001, and credits of $121,000 and $400,000 for the three- and nine-months ended September 30, 2000.  The credits in 2000 were related to the subletting of a portion of our facility in Westborough, Massachusetts.  The partial recovery reported in the 2000 period represents the subletting of approximately one half of the facility space for which a $690,000 restructuring charge had been incurred in the three-months ended September 30, 1999.

                Interest Income.  Our net interest income was $12,000 and $63,000 for the three- and nine-month periods ended September 30, 2001, respectively, and $67,000 and $159,000 for the three-and nine-months ended September 30, 2000, respectively.  This decrease was due primarily to a decrease in the investment balances of $4,8000,000 resulting from a completed sale of common stock to three of our stockholders in April, 2000.

Liquidity and capital resources

                Net cash used for operating activities for the nine-months ended September 30, 2001 was $1,594,000 compared to net cash used of $2,403,000 for the corresponding nine-month period in 2000.  The decrease in net cash used in operating activities was primarily attributable to lower purchases of inventory during the 2001 period and the receipt of $500,000 of payments under an agreement with Ethicon Endo-Surgery.

                Net cash used by investing activities was $60,000 for the nine-months ended September 30, 2001 compared to $79,000 of net cash used in the same period in 2000.  The decrease in net cash used by investing activities during the 2001 period was primarily attributable to increasing balances of short term investments reaching maturity offset by decreasing purchases of property and equipment.

                Net cash provided by financing activities was $25,000 for the nine-months ended September 30, 2001 compared to $4,705,000 for the same period in 2000.  The decrease  in net cash provided by financing activities during the 2001 period was primarily attributable to the closing of a Securities Purchase Agreement  in April, 2000 with three of our stockholders netting proceeds of approximately $4,591,000, partially offset by  a reduction in purchases of stock by employees through our employee stock purchase plan and a lower level of stock option exercises.

                We recently announced that we are working on a strategic initiative to extend our business to become more involved in the medical treatment of severe obesity.  If we decide to pursue this initiative, we will be required to raise additional funds to support our operations.  In addition, even if we do not pursue this initiative, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds.  If we are unable to raise additional funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective.  Even if we are successful in raising additional funds, a slow rate of market acceptance of our products or our inability to scale up manufacturing would accelerate our use of proceeds and require us to seek additional funds to support our operating requirements.  We expect to continue to incur substantial losses for at least the next 3 - 6 months.  As of September 30, 2001, our accumulated deficit was approximately $64,638,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                At September 30, 2001, our investment portfolio included fixed-income securities of $1.0 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

                Since our formation in July 1993, and as of September 30, 2001, we had incurred cumulative net losses of $64.6 million.  We expect to incur substantial losses for at least the next 3-6 months. We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

We are, to a significant extent, dependent on distribution partners to sell our products.

                We only have a small direct sales force and, in the past, we were primarily dependent on agreements with third parties for sales of the majority of products derived from our core three-dimensional technology.  Two of our primary distribution agreements were terminated in 2000. We entered into an arrangement with Jomed N.V. in May, 2000 to transition distribution in cardiac surgery and to continue supporting our cardiac customer base.  However, this transition may not be achieved without operational disruption and unplanned cost.  If we are unable to make this transition, we may be unsuccessful in distributing our cardiac surgery products and may lose revenues.

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

                Products derived from our core technology – the ORPC for general surgery and the Series 8000 for minimally invasive cardiac surgery - are expected to account for the majority of our revenues over the next several years.  The demand for these products may not be sufficient to allow us to achieve profitable operations.

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

                c.             Not applicable

Item 3.    Defaults upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

A)           Exhibits

                3.1           Certificate of Amendment of Second Restated Certificate of Incorporation of the Company

B)            Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.

Date:	November 12, 2001	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and Director

Date:	November 12, 2001	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance, Chief Financial Officer and Secretary