Form 10-K
period 2001-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2002-03-29
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to                    .

Commission File Number:  0-22743

VISTA MEDICAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3184035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer dentification No.)

5451 Avenida Encinas, Suite A,
Carlsbad, California 92008
(Address of principal executive offices)

(760) 603-9120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of  the Act:  None

Securities registered pursuant to Section 12(g)  of the Act:  Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2002 was approximately $8,696,000.  For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 22, 2002 was 4,913,031.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 5, 2002, to be filed on or about April 29, 2002 and referred to herein as the “Proxy Statement”, are incorporated as provided in Part III.

Certain exhibits filed with the Registrant’s prior registration statements and forms 10-Q and 10-K are incorporated herein by reference into Part III of this Report.

Vista Medical Technologies, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2001

PART I

Forward Looking Statements

From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws.  This report on Form 10-K may contain forward-looking statements.  These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  Actual results may differ materially from results anticipated in such forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” at pages 17 through 24 below, and elsewhere in this report.

Item 1. BUSINESS

THE DISCUSSION OF THE COMPANY’S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS.  FOR A DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, PLEASE SEE “RISKS AND UNCERTAINTIES” AT PAGES 17 THROUGH 24 OF THIS REPORT.

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

Minimally invasive microsurgery.

Complex minimally invasive procedures in general surgery, gynecology and urology have evolved relatively slowly over the past few years, slowing considerably from 1995.  According to the journal InVivo, “Though the benefits of MIS (Minimally Invasive Surgery) - shorter recovery times and less pain and trauma for the patient, lower costs and less time lost from work for employers - are widely applicable across a range of procedures, realizing those benefits beyond gallbladder removal proved tricky.  Worse, for more complex procedures, MIS actually proved problematic for surgeons, notwithstanding its other benefits - longer procedure times, more difficult manipulation of instruments, more torturous ergonomics.”

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

Cardiac Surgery

Conventional treatments

Heart disease, the leading cause of death in the United States, is typically treated with drugs, surgical procedures or both.  Methods of accessing the heart for treatment include surgically opening the chest, threading a balloon-tipped catheter through a major artery, or, most recently, gaining surgical access via a small incision in the chest.  Although procedures involving the insertion of a catheter are less invasive than the conventional method of opening the chest, a major drawback is the high rate of re-narrowing of the blood vessel at the treatment site.  Traditional open-heart surgical procedures, including coronary artery bypass graft and valve replacement or repair procedures typically involve the surgeon making a 12 to 18 inch incision in the patient’s chest, cutting the sternum in half with a bone saw, and then spreading the rib cage open with a steel retractor to perform the grafting procedures or to replace or repair the heart valves.  Although relatively effective in treating the heart condition, these procedures result in severe trauma to the patient.  Results of studies have shown that approximately one-third of all angioplasties experience restenosis or re-narrowing of the blood vessel at the treatment site within seven months, while most traditional cardiac bypass procedures remain effective for more than a decade.  Worldwide we believe that there are more than 1 million cardiac bypass surgical procedures performed each year.

Minimally invasive cardiac surgery

The application of minimally invasive techniques to cardiac surgery is regarded as a potentially revolutionary development in modern surgery.  Minimally invasive heart bypass and heart valve replacement or repair procedures avoid the trauma caused by cracking the chest open and promise to significantly decrease pain and trauma and shorten recovery times.  The minimally invasive approaches may also be performed on either a beating or arrested heart, giving the surgeon more flexibility to treat a patient’s condition.  While there is still professional debate on the ultimate form or standard of care and techniques and practices are still under development, nearly all of those involved believe that minimally invasive procedures will change the future practice of heart surgery, just as laparoscopy has revolutionized general surgery.  However, minimally invasive heart microsurgery requires the surgeon to perform technically challenging procedures, including working on tiny delicate structures, such as a one millimeter heart vessel with highly restricted access, through small incisions.  We believe that one of the current limitations to widespread adoption of minimally invasive heart microsurgery is the restricted visibility through the small incisions currently used.  While new retractor systems are being introduced to open the incision and therefore improve the surgeon’s access and ability to visualize the anatomy directly, restricted visibility, particularly for more complex cases, remains an issue.  However, the goal of truly minimizing the incision to reduce trauma, can only be achieved effectively with products and technology that enhance visualization of the affected area through the smallest access.

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

Identify specific high-value procedures to facilitate our entry into the general surgery market

Our strategy for entering the general surgery market involves identification of high value procedures where our visualization technology uniquely enhances procedure performance.  The first of these is laparoscopic gastric bypass, a surgical technique which addresses morbid or extreme obesity.  Morbid obesity affects approximately 8-10 million adults in the United States.  We have been working closely with surgeons pioneering the approach and in January 2000 launched the Laparascopic Bariatric Surgery (LBS) Program to establish a national network of centers to perform minimally invasive gastric bypass surgery.  The LBS program is designed to provide participating hospitals with the complete information, training and technology necessary to perform this surgery, and also includes a national patient referral campaign.  We began signing up, training and delivering equipment to hospitals interested in participating in the program in the first quarter of 2000.   When the LBS  program is fully established, we plan to use it as a model for subsequent procedures which we are in the process of identifying and developing.

Establish advanced visualization technologies as standard practice in minimally invasive cardiac surgery.

We believe that we have the only visualization system specifically used for minimally invasive cardiac surgery.  We are currently working with members of our clinical advisory boards, other leading surgeons and a strategic partner to develop operating protocols which incorporate advanced visualization technologies as standard practice.  We intend to participate with our strategic partner for cardiac surgery in providing training in these procedures, which include the use of our visualization system.

Increase the surgeon’s real-time access to critical data.

The surgeon’s access to operative data, on demand, in real time and integrated with the anatomical image, enhances procedure performance.  Our head mounted display, incorporating picture-in-picture capability and voice control, is designed to give the surgeon this real-time access to critical information integrated with the anatomical images generated by our camera systems.

Develop original equipment manufacture customers with volume sales potential for endoscopic cameras.

We presently have two original equipment manufacture customers for our design of conventional, two dimensional single and three-chip endoscopic cameras.  These products have accounted historically for a substantial amount of our revenues and assist in building relationships with prospective partners for our advanced  technology.

Enter into strategic relationships which ensure distribution or complement technology resources.

We intend to leverage our position in both technology and distribution by forming strategic alliances with appropriate partners.  For a description of our current partners and our strategic alliances, see “—Strategic Alliances.”

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

3-D View.  The surgeon’s ability to view the principal image of the anatomy in 3-D provides the accurate depth perception necessary so that vital anatomical structures are accurately identified and located.  This improves safety, precision and speed of the procedure.  Also, a secondary video image is available in picture-in-picture format, when the procedure will benefit from two different views of the anatomy.

High Resolution Images.  The availability of a high resolution image which can be electronically managed by the surgeon significantly enhances the surgeon’s ability to differentiate critical tissues in a confined setting and perform intricate dissection, reconstruction and removal.

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

Information Integration.  The surgeon’s access to critical monitoring and diagnostic data, on demand, in real time and integrated with the anatomical image within the surgeon’s visual field, enhances procedure performance.

Head mounted display

The head mounted display device was originally developed for critical applications in military aerospace by Kaiser Aerospace.  We subsequently determined that the head mounted display was the optimal solution to the challenge of displaying information during minimally invasive microsurgery.  The fundamental technology and human factors experience incorporated in our surgical head mounted display is the result of substantial investment and development by Kaiser Aerospace, originally for military applications.  This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our head mounted display design.  Kaiser’s original know-how and technical knowledge have been transferred to us under our development agreement with Kaiser Electro-Optics, Inc., a subsidiary of Kaiser Aerospace.  We have performed significant additional development work, and have proprietary rights, in the surgical head mounted display design.  Our head mounted display, which we believe is the first specifically designed for surgical use, provides 3-D visualization of small delicate body structures, has the capability of integrating relevant data and presents the image seen by the surgeon in the most correct, intuitive and ergonomic way.  Wearing the head mounted display, the surgeon can also perform surgery “in-line”— meaning with the eyes, hands, instruments and subject in-line.  In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

Our head mounted display is a proprietary, lightweight, high resolution display designed to allow the surgeon to view information on demand, whether such information is generated from attached endoscopes, microscopes or monitoring equipment in the operating room.  Further enhancements to the head mounted display allow for voice-activated control and information display from other diagnostic equipment in the hospital or from remote locations via information networks.  The video display in the head mounted display is fixed in relation to the surgeon’s eyes, but his or her head may move into any position necessary for comfort.  The display design allows the surgeon to have a constant view of the surgical anatomy required for the procedure as well as full awareness of the surroundings in the operating room.  Our head mounted display is designed to provide a true 3-D image by replicating the way the human visual system works — left and right acquired images are delivered directly to left and right liquid crystal displays.  It is also designed so that it can be worn with conventional surgical loupes.

Three-dimensional image acquisition

We believe that three-dimensional visualization capability is critical in minimally invasive microsurgery procedures such as cardiac surgery and complex endoscopic procedures in general surgery, gynecology and urology.  Our technology for stereo visualization consists of the following proprietary elements: the optical system, the stereo camera and the stereo processor.  The first 3-D endoscopic optical system we employed was originally developed and patented by a noted optical designer, Mr. H. McKinley, and is licensed exclusively to us for medical applications.  We have also acquired rights to the stereo endoscope technology of Carl Zeiss.  Both McKinley and Zeiss systems are designed to replicate the view that the surgeon would have if the procedures were being performed open and he or she had direct sight of the anatomy.  We believe that the McKinley and Zeiss optical systems will provide us with a significant and enduring competitive advantage because they provide natural depth perception, and can be packaged with twin cameras in a very compact design.  The twin cameras acquire the image in a manner analogous to the human visual system.

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
Head mounted display/ORPC

Head-mounted display and operating room personal computer which integrates multiple video images in a picture-in-picture format using voice commands from the head mounted display.  Up to three head mounted displays can be used per system.

Stereo laparoscopes	Ten millimeter diameter stereo laparoscopes in both 0º and 30º angles of view.

StereoScope	Three-dimensional camera head for attachment to our stereo laparoscopes.

Camera Controller	High resolution stereo image processor.
Xenon Lightsource	High intensity 300 watt xenon light source to illuminate the Stereo Laparoscopes.

Endoscopy Cart	Cart which holds the Advanced System for Laparoscopy.

All necessary 510(k) clearances which are required to market the components of the ORPC have been received.

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

Stereo Endoscope	10mm diameter stereo endoscopes in both 0º and 30º angles of view.

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

All necessary 510(k) clearances which are required to market the components of the Series 8000 have been received.

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

Ethicon Endo-Surgery, Inc.

In June 2001, we entered into an agreement with Ethicon Endo-Surgery, Inc. (EES) providing that the companies will work together in developing the surgical weight reduction market.  This alliance primarily involves sales and marketing support by EES of our Laparascopic Bariatric Surgery (LBS) program and other Vista products and services related to the surgical weight reduction market.  Also, we will receive payments in return for the Company’s commitment to promote use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers with no obligation by the Company or its customers to purchase any EES equipment.  The agreement also provides that the companies will evaluate other complex minimally invasive surgical procedures which may benefit from the type of combined training and technology involved in the LBS program and gives EES the right of first negotiation to acquire certain technology from us.  The agreement with EES is renewable annually, and has been renewed for the period commencing in 2002.

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

Jomed

In May 2000, we entered into an exclusive distribution agreement and a cooperative technology agreement with Jomed International.  Under the exclusive distribution agreement, Jomed became the exclusive distributor of our Series 8000 product in cardiac and related interventional radiology markets.  In connection with this agreement, Jomed agreed not to market or sell any product directly competitive with our products in these fields.  Jomed agreed to pay us a fixed amount for each product ordered, as well as royalties based on gross profits of units sold.  We agreed to supply products to Jomed at a price that is at least as favorable as that charged to other customers.  Each year during the term of the distribution agreement, we will agree upon a marketing plan with Jomed and will be allowed to terminate Jomed’s exclusive rights if they, by negligence, fail to implement the marketing plans in any material respect.  In this event, Jomed would then retain non-exclusive rights to distribute our product for a period of time.  The distribution agreement is to remain in effect until December 31, 2004 and is automatically renewable for additional one-year periods if Jomed has met at least 70% of its projected sales for the previous year.  The distribution agreement may be terminated for material breach by either party or if either party ceased to do business or seeks protection under any bankruptcy proceeding.

Under the terms of the cooperative technology agreement with Jomed, we agreed to cooperate with Jomed on developing enhancements for our Series 8000 product to optimize its utilization as the standard visualization platform for the placement of Jomed’s SOLEM GraftConnector™.  This agreement will terminate when the exclusive distribution agreement terminates or if Jomed’s exclusive rights under that agreement terminate.

GDE Systems

In February 1997, GDE Systems, a leading military electronics and information management company, granted us an exclusive worldwide license to software, documentation and trademarks of GDE for use in the medical field.  Since 1993, GDE’s subsidiary, Healthcom, had been adapting the software licensed to us to provide high-speed, image-based information processing and networking capabilities specifically for medical applications.  In connection with the license, we issued to GDE shares of our common stock with a value based on the initial public offering price, of $250,000 and will pay GDE a royalty on revenues derived from any products based upon or derived from the GDE software.  We also made a non-refundable payment of $250,000 in December 1998 as a combination of royalty payments earned through such date and a royalty advance creditable against future royalties.  Under this license agreement, we hired three of GDE’s software development engineers, none of whom are currently employed by us.  GDE has a right of first refusal to license our improvements to the software for use in non-medical markets, subject to the payment of a royalty to us.

Kaiser Aerospace

In July 1995, we entered into a Manufacturing Supply Agreement with Kaiser Electro-Optics, a subsidiary of Kaiser Aerospace.  This agreement was then amended in December 1997.  In December 1997, we entered into a Technology Strategic Alliance: Memorandum of Understanding with Kaiser Aerospace, which superseded a similar agreement entered into with Kaiser Electro-Optics in July 1995.  The technology strategic alliance provides that Kaiser Aerospace will cooperate with us in joint development programs related to our current generation head mounted display to be negotiated on an arms-length and project-by-project basis for a five-year term.  We will also contract with Kaiser Electro-Optics for development and manufacturing services related to the head mounted display, including initial production quantities.  The manufacturing supply agreement with Kaiser Electro-Optics provides that they will be our preferred supplier for a five-year period for not less than 75% of our requirements for the optical subassembly of the head mounted display, provided that pricing and other terms are competitive and mutually agreed upon.  Under the technology strategic alliance with Kaiser Aerospace, they granted us a right of first refusal to exclusively license independently developed new technology or devices for medical applications.  Reciprocally, in December 1997, we entered into a License Agreement with Kaiser Aerospace under which we exclusively licensed to Kaiser Aerospace the right to manufacture and distribute industrial and professional versions of our head mounted display in market segments other than medicine in return for an up-front payment and royalties based on sales.

In June 2000, we retroactively waived future payment of specified royalties by Kaiser provided for in the license agreement with them.  In return, Kaiser agreed to cancel an order that we had placed for a shipment of head mounted display units, without additional cost to us.  We have not ordered any additional current generation head mounted display units from Kaiser since that time.  We continue to work with Kaiser Electro-Optics (now a subsidiary of Rockwell Collins) on development of the next generation head mounted display.

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

Fuji

In June 1996, Fuji Film Co. and Fuji Photo Optical Co., Ltd. granted to us a non-exclusive license to certain optical zoom technology for use in endoscopes.  We are obligated to pay royalties on net sales of products in the United States which incorporate Fuji’s technology.  We have not incorporated any of this technology into our products and thus have not been obligated for any royalties as of the date of this annual report. Fuji may terminate the agreement if we do not cure any violation of the agreement within a limited period of time.  Our failure to retain rights to these technologies may negatively impact our business.

Carl Zeiss

In August 1998, Carl Zeiss granted us non-exclusive rights in the medical field to three issued United States patents and four pending foreign applications.  We are obligated to pay Zeiss royalties on sales of products incorporating the licensed technology and to provide technical and applications support, at our current rates for such services, to parties that previously acquired Zeiss’ Endo-Live Stereo Endoscope, now discontinued.  Zeiss may terminate the agreement in the event of a material breach by us which is not cured within a limited period of time.

Our failure to retain rights to the Zeiss patents may negatively impact our business.

Intellectual property protection

We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights.  As of December 31, 2001, we had exclusive ownership rights to 15 issued United States patents, 9 pending United States patent applications and 4 pending foreign applications covering various aspects of our devices and systems.  Furthermore, as of the same date, we had exclusive rights in the medical field to five issued United States patents, one pending United States patent application, 11 issued foreign patents and 8 pending foreign applications covering various aspects of our devices and systems.  In 1998 we additionally obtained from Carl Zeiss non-exclusive rights to three issued United States patents and four pending foreign applications.  We intend to file additional patent applications in the future.  The failure of such patents to issue could damage our ability to protect our proprietary information.

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

In general, the development of visualization and information systems is intensely competitive.  Patents  issued and patent applications filed relating to medical devices are numerous and current and potential competitors and other third parties may have filed or in the future may file applications for, or may receive or in the future will  receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us.  We cannot assure you that third parties will not assert infringement claims against us in the future or that any such assertions will not result in costly litigation or require us to obtain a license to intellectual property rights of such parties.  Any such licenses may not be available on acceptable terms, if at all.  Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize our products in the United States and abroad and could result in the award of substantial damages.  Defense of any lawsuit or failure to obtain any such license could damage our business.

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

Regulation

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States.  Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by certain state agencies.  Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution.  In addition, certain material changes or modifications to, and  changes in intended use of, medical devices also are subject to FDA review and clearance or approval.  The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries.  Non-compliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution.

Device Classes

In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.  Our products to date have either been classified as Class I or Class II devices.

Class I devices are subject to general controls, such as establishment registration and product listing, labeling, adulteration and misbranding provisions and medical device reporting requirements and, unless exempt, to pre-market notification and adherence to “good manufacturing practice” standards.  Class II devices are subject to general controls and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines.  Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness.  Examples of Class III products include, life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices.  Class III devices ordinarily require clinical testing to ensure safety and effectiveness and FDA clearance prior to marketing and distribution.  The FDA also has the authority to require clinical testing of Class I and Class II devices.  A pre-market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application.  A pre-market approval application typically takes several years to be approved by the FDA.

Device  approval

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or submission and approval of a pre-market approval application.  If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for a pre-market approval, the manufacturer or distributor may market the device upon receipt of an FDA order determining such a device substantially equivalent to a predicate device.  The 510(k) notification may need to be supported by appropriate performance, clinical or testing data establishing the claim of substantial equivalence.  The FDA requires a rigorous demonstration of substantial equivalence.

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

Investigational device exemption application

All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA’s investigational device exemption regulations.  If the device presents a “significant risk,” the manufacturer or distributor of the device is required to file an investigational device exemption application with the FDA prior to commencing human clinical trials.  This application must be supported by data, typically the result of animal and bench testing.  If the application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA.  If the device presents a “non-significant risk,” approval by an institutional review board prior to commencing human clinical trials is required, as well as compliance with labeling, record keeping, monitoring and other requirements.  However, the FDA can disagree with a non-significant risk device finding.

Any products which we manufacture or distribute are subject to continuing regulation by the FDA, which includes record keeping requirements, reporting of adverse experience with the use of the device, “good manufacturing” requirements and post-market surveillance, and may include post-market registry and other actions deemed necessary by the FDA.  A new 510(k), pre-market approval or pre-market approval supplement is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device or a new indication for use of the device.  When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k), pre-market approval or pre-market approval supplement.

Foreign requirements

Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country.  The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements.  Our failure to comply with regulatory requirements would jeopardize our ability to market our products.  The current regulatory environment in Europe for medical devices differs significantly from that in the United States.  Since June 1998, all medical devices sold in the European Union must bear the CE mark.  Devices are now classified by manufacturers according to the risks they represent with a classification system giving Class III as the highest risk devices and Class I as the lowest.  Once the device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.”  After that, the CE mark may be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority.

Marketing and Sales

We organize our sales and marketing efforts by optimizing the configuration of our systems for specific applications and disciplines and distributing them via partners’ sales forces or directly as appropriate.  We believe that this type of structure provides the commitment and focus necessary to introduce and support new advanced technology to distinct market segments.  As we enter additional market segments we will seek to preserve the distinct focus, although there is a limit to the extent of segmentation possible.  In all cases we follow specific principles in developing our business.

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

Clinical evaluation

All of our  product lines are developed with frequent input from our clinical advisory boards which are discussed under “—Clinical Advisory Boards.”  This evaluation phase may progress into a publication phase with advisors publishing results of their experience in leading publications or speaking at major clinical conferences.  We support such research, although we have no control over the content or timing of any publication or presentation, because impartial education of the general clinical audience is a key component in establishing procedure and equipment acceptance.  As part of our strategy, we also intend to continue to support seminars and symposiums and participate in industry trade shows either independently or in conjunction with our strategic partners.

International sales

We have entered into a strategic relationship with Richard Wolf, GmbH, for distribution of our products in general surgery, gynecology, and urology in all international markets, and with Jomed N.V. for cardiac surgery.  For a description of these relationships, please see “—Strategic Alliances”.  We will continue to evaluate partnership opportunities as appropriate for international sales of all of our product lines.

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

Although several companies compete with aspects of our visualization product line, we  believe there is no single company which offers a complete and independent 3-D visualization and information system specifically directed at minimally invasive microsurgical applications.  In addition, we are not aware of any other true 3-D head-mounted display which has been cleared for marketing in surgical applications by the FDA.  We do believe that a number of large companies, some of which have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of advanced visualization products for minimally invasive microsurgery.   There can be no assurance that we will be successful in competing with any such companies.

Clinical Advisory Boards

We consult frequently with surgeons in the specialties we are addressing.  We have previously established clinical advisory boards made up of leading surgeons, one focused on minimally invasive cardiac surgery, and a general advisory board focused on other minimally invasive specialties.  Members of our clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis.  Our clinical advisory boards are intended to act as a clinical reference for us and to provide access to potential training sites for our visualization products.

Employees

As of February 28, 2002, we had 37 full-time employees, none of whom hold advanced degrees.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.  We believe our relations with our employees are good.

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

We may need additional funds to support our currently proposed operations.  If we are unable to obtain them, we may have to significantly scale back our operations or forgo opportunities in new market segments.

We are working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services. As a result, we may be required to raise additional funds to support our operations.  In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds.  If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue this new objective.  Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

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

Since our formation in July 1993, and as of December 31, 2001, we have incurred cumulative net losses of $64.8 million.  We expect to incur losses for at least the next 12 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

We are, to a significant extent, dependent on distribution partners to sell our products.

We only have a small direct sales force and, in the past, we were primarily dependent on agreements with third parties for sales of the majority of products derived from our core three-dimensional technology.  Two of our primary distribution agreements were terminated in 2000.  We entered into an arrangement with Jomed N.V. in May, 2000 to transition distribution in cardiac surgery and to continue supporting our cardiac customer base.  However, the success of this transition depends upon the concurrent development of new technology by Jomed N.V. and may not be achieved in a reasonable timeframe, or at all.  If we are unable to make this transition, we may be unsuccessful in distributing our cardiac surgery products and may lose revenues.

In addition, during 2000, we changed our strategic emphasis for our core three-dimensional technology for applications in general surgery, gynecology and urology.  We cannot assure you that we will be successful in these areas of sales.  Even if we are successful, we cannot assure you that the revenue achieved in these areas of emphasis will be sufficient to compensate for any loss of sales revenue from the termination of our previous distribution agreements for cardiac products.  Either of these results could have an adverse affect on our financial condition and results of operations.

Our profitability is primarily dependent upon the successful development and commercialization of our products based on our core three-dimensional technology.

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

Even if the clinical safety and effectiveness of complex minimally invasive procedures is established in general surgery, cardiac and other specialties, surgeons and other physicians may choose not to recommend the procedures for any number of other reasons.  Adoption of these procedures by doctors will depend, for example, upon our ability to facilitate and sponsor training of surgeons to perform complex minimally invasive procedures and the willingness of these surgeons to perform such procedures.  Doctors may also elect not to recommend the minimally invasive procedures based on possible unavailability of acceptable reimbursement from health care payors.  Health care payor acceptance may require evidence of the cost effectiveness of minimally invasive procedures as compared to other currently available treatments.  We believe that physician endorsements will be essential for clinical adoption of minimally invasive procedures and these endorsements may not be obtained.  Patient acceptance of new procedures will depend upon doctor recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

Widespread use of our products will require sponsoring the training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect near term market acceptance.

Evaluations of visualization technology, such as ours, which have been conducted to date, have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the systems.  Based on the clinical and laboratory procedures performed to date, we cannot assure you that visualization and information system enhancements incorporated, or to be incorporated, in our products will prove suitable for use by a substantial number of surgeons.  If they prove unsuitable for a large number of surgeons to use, the potential markets and applications for our products would be significantly limited.

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

We have considered and will continue to consider as appropriate, the internal manufacture of sub-assemblies currently provided by third-party subcontractors, as well as the implementation of new production processes.  Our manufacturing yields or costs may increase as a result of the transition to in-house production or to new production processes when such efforts are undertaken.  In addition, costs to comply with FDA good manufacturing practices or changes in such practices may exceed our expectations.

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

We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive microsurgery.  Several companies are currently developing and marketing visualization products for minimally invasive microsurgery which could be applied to general surgery or heart surgery.

Technological advances with other therapies such as drugs, interventional procedures or future innovations in surgical techniques could make such other therapies more effective or lower in cost than minimally invasive microsurgery procedures and could diminish growth prospects for minimally invasive microsurgery.

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

We expect that our products typically will be used by hospitals and surgical centers, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients.  Third-party payors carefully review and increasingly challenge the prices charged for medical products and services or negotiate a flat rate fee in advance.  Payment rates from private companies also vary depending on the procedure performed, the third-party payor, the insurance plan and other factors.  Medicare compensates hospitals at a predetermined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis and compensates physicians at a pre-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices or systems used in that procedure.  Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of payment for new procedures.  The flat fee reimbursement trend is causing hospitals to control costs strictly in the context of a managed care system in which health care providers contract to provide comprehensive health care for a fixed cost per person.  We are unable to predict what changes will be made in the reimbursement methods utilized by such third-party payors.

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

We have licensed some aspects of our technology from third parties.  The rights under the governing agreements may be terminated if we breach our obligations or in other circumstances.  Our failure to retain rights to these licensed rights could negatively impact our business.  For additional information concerning the agreements which govern these relationships, please see “Business—Strategic Alliances” and “Business - Licenses.”

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

Item 2.        PROPERTIES

Our facilities consist of approximately 6,500 square feet of office space located in Carlsbad, California, in which our executive offices, plus some marketing and sales staff are located.  The lease for our Carlsbad facility expires in January 2003.  In addition, we maintain a facility of approximately 27,939 square feet in Westborough, Massachusetts in which our development, engineering, manufacturing operations and customer service personnel are located.  We currently sublease approximately 10,119 square feet of this space to one party and only occupy 17,820 square feet for our operations. The lease under which we have acquired the right to occupy the Westborough facilities expires in October 2002.    We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

Item 3.        LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this Annual Report, we are not a party to any legal proceedings.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)               Market Price of and Dividends on the Registrant’s Common Equity.

Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq Small Cap Market under the symbol “VMTI.”  The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq Small Cap Market from January 1, 2000 through December 31, 2001.

Quarter	High	Low

1st Quarter 2000	11.52	2.52

2nd Quarter 2000	5.52	2.52

3rd Quarter 2000	8.00	3.76

4th Quarter 2000	6.00	0.76

1st Quarter 2001	6.00	1.875

2nd Quarter 2001	5.00	2.76

3rd Quarter 2001	4.00	1.55

4th Quarter 2001	4.30	1.70

On March 22, 2002 the last reported sale price of the Common Stock was $4.00.  As of March 22, 2002, there were approximately 92 holders of record of the Common Stock.

We have never declared or paid any cash dividends on our capital stock.  We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

Item 6.        SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	1997	1998	1999	2000	2001
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales	$4,141	$6,572	$5,516	$6,539	$9,326

Cost and expenses:

Cost of sales	4,559	6,119	7,521	5,947	6,405

Research and development	6,875	5,480	3,229	1,736	1,945

Sales and marketing	5,011	5,953	2,890	1,158	2,237

General and administrative	5,499	5,039	2,178	1,925	2,031

Restructuring expense	—	940	690	(400)	—

Total costs and expenses	21,944	23,531	16,508	10,366	12,618

Loss from operations	(17,803)	(16,959)	(10,992)	(3,827)	(3,292)

Interest income	926	900	218	213	70

Other gains/(losses)	—	(662)	51	—

Net loss	$(16,877)	$(16,721)	$(10,723)	$(3,614)	$(3,222)

Basic and diluted net loss per share (1)	$(10.03)	$(5.02)	$(3.16)	$(0.80)	$(0.66)

Shares used in computing basic and diluted loss per share (1)
	1,682,750	3,328,000	3,398,000	4,495,000	4,906,197

	YEARS ENDED DECEMBER 31,
BALANCE SHEET DATA:	1997	1998	1999	2000	2001
	IN THOUSANDS
Cash, cash equivalents and short-term investments	$24,113	$8,803	$1,658	$2,934	$1,317

Working capital	25,977	12,128	2,972	5,113	2,696

Total assets	32,130	16,605	7,367	7,155	4,823

Total debt	—	—	—	—	—

Accumulated deficit	(30,498)	(47,218)	(57,941)	(61,555)	(64,777)

Total stockholder’s equity	29,866	14,666	4,584	6,151	3,091

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed earlier at “risks and uncertainties.”  While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.  The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

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

At December 31, 2001, we had  34 employees.  We expect staffing to increase modestly in the near term to approximately 40 employees and stabilize at or near that level for the balance of our fiscal year 2002.  Our expectation is based on the fact that significant development work on our core platform technology is now complete and on strategic decisions to partner rather than develop an independent distribution capability.

Critical Accounting Policies

Revenue Recognition

Revenue generated from LBS program sales are recognized upon shipment of equipment and marketing materials and completion of the related training component, provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.  Sales of all other products are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.

The Company receives semiannual payments as a result of fulfilling certain obligations related to its strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that the Company has complied with all contractual obligations.

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market.  The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At December 31, 2001 such inventory reserves approximated $1,500,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.

Our Results of Operations

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenues

We had revenues from product sales and contract revenue of $9,326,000 for the year ended December 31, 2001 and product sales revenue of $6,539,000 for the year ended December 31, 2000.  The increase in revenues during 2001 was primarily due to increased unit sales from our Laparoscopic Bariatric Surgery program coupled with contract revenue recognition of $583,000 from our Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc.   Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1999 three customers accounted for 45%, 28% and 16% of revenues, respectively, during 2000, two customers accounted for 51% and 23% of revenues, respectively, and during 2001, three customers accounted for 22%, 18% and 10% of revenues respectively.

Costs and expenses

Cost of revenues.  Our cost of revenues were $6,405,000 and $5,947,000 for the years ended December 31, 2001 and 2000, respectively.  Our gross margins were 31% and 9% for the years ended December 31, 2001 and 2000, respectively.  The increase in gross margin was primarily due to increased unit sales of our higher margin Laparascopic Bariatric Surgery Program coupled with contract revenue recognition of $583,000 from an agreement with Ethicon Endo-Surgery, Inc., with no cost of revenues.

Research and development expenses.  Our research and development expenses were $1,945,000 and $1,736,000 for the years ended December 31, 2001 and 2000, respectively.  The increase in research and development expenses during 2001 was primarily attributable to next generation product development.  Since 2000, the Company’s principal development efforts have focused on new products and services within the surgical obesity market.  Approximately $1,000,000 of the $1,945,000 research and development expenses were spent on the next generation Head Mounted Display which is expected to be available for sale by the fourth quarter of 2002.  There were no other individually significant research projects.  The Company’s future spending on research and development will be focused on further expansion of LBS peripheral products and services and development of the next generation Head Mounted Display.

Sales and marketing expenses.  Our sales and marketing expenses were $2,237,000 and $1,158,000 for the years ended December 31, 2001 and 2000,  respectively.  The increase in sales and marketing expenses during 2001  reflects a ramp up of field activities for the obesity surgery market.  The 2000 sales and marketing expense of $1,158,000 is net of a one-time $806,000 sales expense reversal in connection with the termination of our distribution agreement with Medtronic.

General and administrative expenses.  Our general and administrative expenses were $2,031,000 and $1,925,000 for the years ended December 31, 2001 and 2000, respectively.  The increase during 2001 was primarily due to higher professional and legal fees.

Restructuring expenses.  We recorded no restructuring charges for the year ended December 31, 2001 and we reported credits of $400,000 for the year ended December 31, 2000. The partial recovery reported in 2000 represents the subletting of approximately one half of the facility space for which a $690,000 restructuring charge had been incurred in 1999.

Other income and losses

Interest income. Our net interest income was $70,000 and $213,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in 2001 was due primarily to decreasing average cash balances.

Other gains and losses.  We had no other gains or losses for the year ended December 31, 2001 and 2000, respectively.

Taxes

At December 31, 2001, we had federal and state tax net operating loss carryforwards of approximately $52,311,000 and $47,541,000, respectively.  The federal tax loss carryforwards will begin to expire in 2010.  Approximately $921,000 of the state tax loss carryforwards expired in 2001, and will continue to expire in 2002 unless previously utilized.  At December 31, 2001, we also had federal and state research tax credit carryforwards of approximately $2,108,000 and $809,000, respectively, which will begin to expire in 2010 unless previously utilized.  We have provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

Year ended December 31, 2000 compared with year ended December 31, 1999

Revenues

We had revenues from product sales of $6,539,000 and $5,516,000 for the years ended December 31, 2000 and 1999, respectively.  The increase in revenues during 2000 was primarily due to revenues generated from our Laparascopic Bariatric Surgery Program, which became an area of focus in 2000.  Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1998 three customers accounted for 34%, 25% and 13% of revenues, respectively, during 1999, three customers accounted for 45%, 28% and 16% of revenues, respectively, and during 2000, two customers accounted for 51% and 23% of revenues, respectively.

Costs and expenses

Cost of revenues. Our cost of revenues were $5,947,000 and $7,520,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in cost of sales during 2000 was primarily due to a reduction in manufacturing overhead expenses during 2000 compared to 1999.

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

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,556,000, $3,388,000 and $7,157,000 in 2001, 2000 and 1999, respectively.  The decrease in net cash used in operating activities during 2001 compared to 2000 was primarily attributable to decreasing net losses and the receipt of $500,000 of payments under an agreement with Ethicon Endo-Surgery.  The decrease in net cash used in operating activities during 2000 compared to 1999 was primarily attributable to decreasing net losses and lower inventory purchases.

Net cash used in investing activities was approximately $257,000 and $210,000 in 2001 and 2000, respectively, and net cash provided by investing activities was approximately $809,000 in 1999.  The increase in net cash used for investing activities in 2001 compared to 2000 was primarily attributable to increasing balances of short-term investments partially offset by decreasing purchases of property and equipment.  The decrease in net cash provided by investing activities in 2000 compared to 1999 was primarily attributable to declining balances of short-term investments reaching maturity partially offset by decreasing purchases of property and equipment.

Cash flows from financing activities were $25,000, $4,819,000 and $91,000 in 2001, 2000 and 1999, respectively.  The cash flows from financing activities in 2001 were primarily attributable to proceeds from the purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.  The cash flows from financing activities during the 2000 period were primarily attributable to the sale of stock to three of our stockholders with net proceeds of approximately $4,591,000, along with an increase in purchases of stock by employees through our employee stock purchase plan, partially offset by a lower level of stock option exercises. The cash flows from financing activities in 1999 were primarily attributable to proceeds from the purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.

During fiscal 2000 and 2001, the Company incurred significant operating losses, however, in June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES) which will provide a significant source of revenue in fiscal 2002.    We are also working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services which could provide new sources of revenue in fiscal 2002.  We have also obtained significant purchase commitments from current and new customers that could have the effect of increasing our planned OEM sales for fiscal 2002.  In October 2001, we also obtained an additional financing source through a $2,000,000 bank line of credit facility.

We believe that our existing cash resources, line of credit facility and cash from operations will meet working capital and research and development requirements over the next twelve months.  However, management has outlined a number of action steps that may be taken if operating results are worse than planned to ensure that we have adequate sources of cash to meet our working capital needs.  During the second half of 2001, we received approval from our Board of Directors to implement this action plan in fiscal 2002 if necessary to sustain operations.  The key elements of the plan are as follows:

•       Further reduce operating expenses by eliminating certain expenditures that are not essential to achieving critical business objectives (e.g., discretionary spending, further development efforts);

•       Eliminate planned expansion into new services and production of new products;

•       Deferral of the development phase of the next generation Head Mounted Display

•       Borrow against the company’s $2,000,000 credit facility;

Unanticipated decreases in operating revenues, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions.  No assurance can be given that the Company will be able to operate profitably on a consistent basis in the future.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, our investment portfolio included fixed-income securities of $0.8 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at December 31, 2001.  At December 31, 2001, we had no advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

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

PART III

Item 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Identification of Directors.  The information under the caption “Proposal 1 - Election of Directors,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2002,  is incorporated herein by reference.

(b)     Identification of Executive Officers.  The information under the headings “Executive Officers and Key Employees,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

(c)     Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

Item 11.                  EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings “Ownership of Securities,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

Item 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2002, is incorporated herein by reference.

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

(b)      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)           Exhibits

NUMBER EXHIBIT	DESCRIPTION
3.2(1)	Second Restated Certificate of Incorporation
3.2(2)	Restated Bylaws.
4.1(2)	Form of certificate for common stock.
10.1(2)	Series A-1 Preferred Stock Purchase Agreement with the purchasers listed on Schedule A thereto, dated July 27, 1995.
10.2*(2)	Manufacturing Supply Agreement with Kaiser Electro-Optics, Inc., dated July 19, 1995.
10.3(2)	Amended and Restated Investors’ Rights Agreement with the stockholders listed on Schedule A thereto, dated November 27, 1996.
10.4(2)	Amendment to the Amended and Restated Investors’ Rights Agreement with Heartport and the stockholders listed on Exhibit A thereto, dated February 22, 1997.
10.5(2)	Letter Agreement regarding Investment Representations and Registration Rights between us and Urohealth Systems, Inc., dated December 13, 1996.
10.6*(2)	Consulting Agreement with Harry R. McKinley, dated September 15, 1995, as amended.
10.7(2)	Form of Professional Services Agreement.
10.8(2)	Form of Non-Disclosure Agreement for Proprietary or Business Confidential Information.
10.9(2)	Non-Competition, Non-Disclosure and Patent and Inventions Assignment Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991.
10.10*(2)	License and Development Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991, as amended on June 28, 1994.
10.11*(2)	License Agreement with Allen Newman, dated September 2, 1994, as amended December 13, 1996.
10.12*(2)	Agreement to Amend License and Development Agreement with Harry R. McKinley and McKinley Optics, Inc., dated September 15, 1995.
10.13*(2)	License Agreement with Kaiser Aerospace, dated July 19, 1995.
10.14*(2)	Technology Strategic Alliance: Memorandum of Understanding with Kaiser Electro Optics, Inc., dated July 19, 1995.
10.15*(2)	Non-Exclusive License Agreement with Fuji Photo Film Co., Ltd. and Fuji Photo Film Optical Co., Ltd., dated June 25, 1996.
10.16(2)

Lease dated April 14, 1994, as amended by a certain First Amendment to Lease dated March 29, 1996 and a Second Amendment to Lease dated October 22, 1996 with Robert F. Tambone, as Trustee of MAT Realty Trust, u/d/t dated June 4, 1986.

10.17(2)	Standby Letter of Credit from Silicon Valley Bank, dated August 9, 1996.
10.18(2)	1995 Stock Option Plan.
10.19(2)	1995 Stock Option Plan Form of Notice of Grant.
10.20(2)	1995 Stock Option Plan Form of Stock Option Agreement.
10.21(2)	1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(2)	1997 Stock Option/Stock Issuance Plan, as amended.
10.23(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.25(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.26(2)	1997 Employee Stock Purchase Plan.
10.27(2)	Form of Indemnification Agreement between us and each of our directors.
10.28(2)	Form of Indemnification Agreement between us and each of our officers.
10.29(2)	Form of Waiver of Registration Rights, dated February 28, 1997.
10.30(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.31(2)	Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.32(4)	Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.33(4)	Second Amendment to the Amended and Restated Investor’s Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.38(5)	Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.39(6)	Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.40(7)	Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.41(7)	Employment Agreement with John Lyon dated December 28, 1998.
10.42(7)	Employment Agreement with Koichiro Hori dated December 28, 1998.
10.43(7)	Employment Agreement with Allen Newman dated December 28, 1998.
10.44(7)	Employment Agreement with Robert De Vaere dated December 28, 1998.
10.45(7)	Fifth Amendment to Lease dated April 30, 1999.
10.46(7)	Sofamor Danek letter Amendment dated April 1999.
10.47(9)	Agreement with John Lyon dated July 20, 1999.
10.48(9)	Agreement with Koichiro Hori dated July 20, 1999.
10.49(9)	Agreement with Allen Newman dated July 20, 1999.
10.50(9)	Agreement with Robert De Vaere dated July 20, 1999.
10.51*(10)	Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
10.52(11)	Termination Agreement with Medtronic, Inc., dated March 27, 2000.
10.53(11)	Transition Agreement with Medtronic,Inc., dated March 27, 2000.
10.54(11)	Common Stock purchase Agreement with John Kennedy, dated as of August 2, 2000.
10.55(12)	Amendment Two to Industrial Real Estate Lease with Ocean Pacific Tech Centre, dated January 30, 2001.
10.56(12)	Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.
10.57(12)	Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
10.58*(13)	Exclusive Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc., dated as of June 22, 2001.
10.58(14)	Certificate of Amendment of Second Restated Certificate of Incorporation.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney.

(1)               Incorporated by reference to our Form 10-K/A, filed on September 10, 1998.

(2)               Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 2, 1997.

(3)               Incorporated by reference to our Form 10-Q, filed on November 13, 1997.

(4)               Incorporated by reference to our Form 10-K, filed on March 30, 1998.

(5)               Incorporated by reference to our Form 10-Q, filed on August 12, 1998.

(6)               Incorporated by reference to our Form 10-Q, filed on November 13, 1998.

(7)               Incorporated by reference to our Form 10-K, filed on March 29, 1999.

(8)               Incorporated by reference to our Form 10-Q, filed on August 13, 1999.

(9)               Incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 1999.

(10)             Incorporated by reference to our Form 10-K, filed on March 29, 2000.

(11)             Incorporated by reference to our Form 10-Q, filed May 12, 2000.

(12)             Incorporated by reference to our Form 10-Q filed April 2, 2001.

(13)             Incorporated by reference to our Form 10-Q, filed August 3, 2001.

(14)             Incorporated by reference to our Form 10-Q, filed November 14, 2001.

*              Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”).  This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securities Act.

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2002 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.

Date: March 29, 2002	By:	/s/ John R. Lyon
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

SIGNATURE	TITLE	DATE

/s/ John R. Lyon
(John R. Lyon)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ Stephen A. Gorgol
(Stephen A. Gorgol)	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ James C. Blair
(James C. Blair)	Chairman of the Board and Director	March 29, 2002

/s/ George B. DeHuff
(George B. DeHuff)	Director	March 29, 2002

/s/ Nicholas B. Binkley
(Nicholas B. Binkley)	Director	March 29, 2002

/s/ Daniel J. Holland
(Daniel J. Holland)	Director	March 29, 2002

/s/ Larry M. Osterink
Larry M. Osterink)	Director	March 29, 2002

Vista Medical Technologies, Inc.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 5, 2002

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,589,006	$800,547

Short-term investments	345,224	516,855

Accounts receivable, net	1,363,915	1,862,028

Inventories, net	1,701,668	1,094,574

Other current assets	116,868	154,827

Total current assets	6,116,681	4,428,831

Property and equipment, net	900,083	357,646

Patents and other assets, net	137,747	37,013

Total Assets	$7,154,511	$4,823,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$460,168	$741,003

Accrued compensation	192,660	203,413

Deferred revenue	—	416,667

Accrued liabilities	350,521	371,319

Total current liabilities	1,003,349	1,732,402

Commitments and contingencies

Stockholders” equity:

Common stock, $.01 par value:

Authorized shares - 8,750,000

Issued and outstanding shares - 4,897,342 in 2000 4,913,031 in 2001	48,973	49,130

Additional paid-in capital	68,003,535	67,974,087

Notes receivable from stockholders	(78,375)	(78,375)

Deferred compensation	(267,951)	(76,305)

Accumulated deficit	(61,555,020)	(64,777,449)

Total stockholders’ equity	6,151,162	3,091,088

Total liabilities and stockholders’ equity	$7,154,511	$4,823,490

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	1999	2000	2001
Revenues	$5,516,104	$6,539,213	$9,326,490

Cost and expenses:

Cost of revenues	7,520,480	5,946,887	6,405,340

Research and development	3,229,330	1,735,617	1,945,433

Sales and marketing	2,890,436	1,158,422	2,237,108

General and administrative	2,177,517	1,925,168	2,030,917

Restructuring expense(recovery)	690,269	(399,750)	—

Total costs and expenses	16,508,032	10,366,344	12,618,798

Loss from operations	(10,991,928)	(3,827,131)	(3,292,308)

Interest income	218,017	213,245	69,879

Other gains/(losses)	50,625	—	—

Net loss	$(10,723,286)	$(3,613,886)	$(3,222,429)

Basic and diluted net loss per share	$(3.16)	$(0.80)	$(0.66)

Shares used in basic and diluted loss per share computations	3,398,582	4,495,522	4,906,197

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

			ADDITIONAL PAID-IN CAPITAL	NOTES RECEIVABLE FROM STOCKHOLDERS	DEFERRED COMPENSATION	UNREALIZED GAIN (LOSS)	ACCUMULATED DEFICIT	TOTAL	COMPREHEN SIVE LOSS

	COMMON STOCK
	SHARES	AMOUNT
Balance at December 31, 1998	3,393,024	$33,930	$62,957,992	$(78,375)	$(1,030,420)	$1,211	$(47,217,848)	$14,666,490	$(16,302,814)

Exercise of stock options for cash	44,539	445	42,422					42,867
Issuance of stock under employee stock purchase plan	11,316	113	47,962					48,075
Issuance of warrant in connection with offering			10,828					10,828
Deferred compensation- issuance of options to consultants			87,000		(87,000)			—
Amortization of deferred compensation					540,682			540,682
Adjustments to unrealized gain (loss) on investments resulting from realization of loss on investment					—	(1,211)	—	(1,211)	(1,211)
Net loss					—	—	(10,723,286)	(10,723,286)	(10,723,286)

Balance at December 31, 1999	3,448,879	$34,488	$63,146,204	$(78,375)	$(576,738)	$—	$(57,941,134)	$4,584,445	(10,724,497)

Exercise of stock options for cash	7,153	72	12,231					12,303
Issuance of stock under employee stock purchase plan	22,871	229	45,263					45,492
Issuance of warrant for services			103,595					103,595
Deferred compensation- issuance of options to consultants			52,870		(52,870)			—
Amortization of deferred compensation					361,657			361,657
Issuance of common stock in conjunction with a second offering at $0.85 per share	1,413,602	14,136	4,620,061					4,634,197
Issuance of common stock to employee	3,519	35	15,624					15,659
Issuance of common stock to business partner	1,318	13	7,687					7,700
Net loss							(3,613,886)	(3,613,886)	(3,613,886)

Balance at December 31, 2000	4,897,342	$48,973	$68,003,535	$(78,375)	$(267,951)	$—	$(61,555,020)	$6,151,162	$(3,613,886)

Exercise of stock options for cash	4,325	43	3,438					3,481
Issuance of stock under employee stock purchase plan	11,364	114	21,295					21,409
Forfeitures of non employee stock options			(21,387)		21,387			—
Deferred compensation- issuance of options to consultants			99,900		(99,900)			—
Amortization of deferred compensation					274,787			274,787
Recapture of deferred compensation			(132,694)		(4,628)			(137,325)
Net loss							(3,222,429)	(3,222,429)	(3,222,429)
Balance at December 31, 2001	$4,913,031	$49,130	$67,974,087	$(78,375)	$(76,305)	$—	$(64,777,449)	$3,091,088	$(3,222,429)

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	1999	2000	2001
OPERATING ACTIVITIES

Net loss	$(10,723,286)	$(3,613,886)	$(3,222,429)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	1,053,674	729,126	728,481

Amortization of premium on short-term investments	(301)	—	—

Amortization of deferred compensation	540,682	361,657	137,462

Amortization of deferred interest expense related to stock warrants	10,828	—	—

Gain on sale of securities	(50,625)	—	—

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(424,876)	(186,806)	(498,113)

Inventories	1,704,797	947,874	607,094

Other current assets	(111,954)	152,529	(37,959)

Accounts payable	433,080	(525,353)	280,835

Accrued compensation	(95,326)	(12,822)	10,753

Deferred revenue	—	—	416,667

Accrued liabilities	506,266	(1,240,754)	20,798

Net cash flows used for operating activities	(7,157,041)	(3,388,435)	(1,556,411)

INVESTING ACTIVITIES

Purchases of short-term investments	(113,299)	(56,035)	(171,631)

Maturities of short-term investments	1,000,000	—	—

Sale of equitable securities	81,535	—	—

Purchase of property and equipment	(159,031)	(154,380)	(85,307)

Net cash flows (used for) provided by investing activities	809,205	(210,415)	(256,938)

FINANCING ACTIVITIES

Issuance of common stock, net	90,942	4,818,946	24,890

Net cash flows provided by financing activities	90,942	4,818,946	24,890

Net increase (decrease) in cash and cash equivalents	(6,256,894)	1,220,096	(1,788,459)

Cash and cash equivalents at beginning of year	7,625,804	1,368,910	2,589,006

Cash and cash equivalents at end of year	$1,368,910	$2,589,006	$800,547

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Vista Medical Technologies, Inc. (the “Company”) was founded in July 1993 and develops, manufactures and markets proprietary 3-D visualization and information systems that enable minimally invasive surgical solutions in  general surgical, cardiac surgical and other selected microsurgical procedures.  Vista Medical’s visualization and information systems bring together head-mounted display technology originally developed for applications in military aerospace by Kaiser Aerospace and Electronics Corporation and three-dimensional imaging capability from its acquisition of Oktas, Inc.

During fiscal 2000 and 2001, the Company incurred significant operating losses, however, in June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES) which will provide a significant source of revenue in fiscal 2002.    We are also working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services which could provide new sources of revenue in fiscal 2002.  We have also obtained significant purchase commitments from current and new customers that could have the effect of increasing our planned OEM sales for fiscal 2002.  In October 2001, we also obtained an additional financing source through a $2,000,000 bank line of credit facility.

We believe that our existing cash resources, line of credit facility and cash from operations will meet working capital and research and development requirements over the next twelve months.  However, management has outlined a number of action steps that may be taken if operating results are worse than planned to ensure that we have adequate sources of cash to meet our working capital needs.  During the second half of 2001, we received approval from our Board of Directors to implement this action plan in fiscal 2002 if necessary to sustain operations.  The key elements of the plan are as follows:

•                                          Further reduce operating expenses by eliminating certain expenditures that are not essential to achieving critical business objectives (e.g., discretionary spending, further development efforts);

•                                          Eliminate planned expansion into new services and production of new products;

•                                          Deferral of the development phase of the next generation Head Mounted Display

•                                          Borrow against the company’s $2,000,000 credit facility;

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that its current cash, cash equivalents and short-term investments of $1.3 million as of December 31, 2001, together with anticipated product revenues and interest income, will be sufficient to meet its anticipated capital requirements through December 2002.  However, certain circumstances, including slow rate of market acceptance of its products or inability  to scale up manufacturing, would accelerate use of these funds and require it to seek additional funds to support operating requirements.   There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to the Company.  Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in product development may adversely impact the Company's cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis in the future.

Reverse Stock Split

On August 17, 2001, the Company effected a 1 for 4 reverse stock split of the outstanding shares of common stock.  All common share and per share amounts have been restated to reflect the reverse stock split.

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

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 101 “REVENUE RECOGNITION IN FINANCIAL STATEMENTS.”  Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured.  Sales returns are estimated based on the historical experience and management’s expectations and are recorded at the time product revenue is recognized.  Shipping and handling costs are included in cost of sales.

Revenue generated from LBS program sales are recognized upon shipment of equipment and marketing materials and completion of the related training component, provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.  Sales of all other products are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.

The Company receives semiannual payments as a result of fulfilling certain obligations related to its strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that the Company has complied with all contractual obligations.

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

The Company has adopted Statement of Financial Accounting Standards No. 115, “ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES”, and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At December 31, 2001, the cost of cash equivalents and short-term investments was equivalent to fair value and the Company had no unrealized gains or losses.

As of December 31, 2000 and 2001, the Company’s cash, cash equivalents and short-term investments were classified as available-for-sale and consisted of:

	2000	2001
Cash	$310,967	$173
Money market funds	2,278,039	801,977
Certificates of deposit	345,224	515,252
	$2,934,230	$1,317,402

All of the Company’s certificates of deposit mature in 2002.

CONCENTRATION OF CREDIT RISK

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company’s principal customers consist of original equipment manufacturers and distribution partners. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management’s expectations. As of December 31, 2001, one customer comprised $500,000, or 26 % of the outstanding trade receivables.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

RESTRUCTURING EXPENSES

The Company recorded credits associated with restructuring expenses of $400,000 during 2000.  The partial recovery represents the subletting of the second floor of the Company’s facility in Westborough, Massachusetts.  During 1999, the Company recorded a $690,000 restructuring charge.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES”, and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS 133, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES,” as amended in June 2000 by SFAS 138,  “ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES,” which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.  As amended by SFAS 137, “ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMANT NO. 133,” the provisions of SFAS 133 will require adoption no later than the beginning of the Company’s fiscal year ending December 31, 2001.  Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company’s financial statements.

In March 2000, the FASB issued FASB interpretation (“FIN”) No. 44, “ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25.”  The interpretation requires that stock options that have been modified to effectively reduce the exercise price generally be accounted for as variable.  The Company adopted the Interpretation prospectively as of July 1, 2000.  The adoption of the interpretation has not had a significant impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill, along with intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Also, business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting.  Adoption of SFAS 141 and 142 is not expected to have a material impact on the Company’s financial statements.

2. BALANCE SHEET COMPONENTS

Accounts receivable consist of the following:

	December 31,
	2000	2001
Gross accounts receivable	$1,377,224	$1,878,080
Less: reserves	(13,309)	(16,052)
	$1,363,915	$1,862,028

Inventories consists of the following:

	December 31,
	2000	2001
Parts	$2,261,441	$1,587,254
Work in process	461,269	170,815
Finished goods	1,224,706	858,201
	3,947,416	2,616,270
Less reserves	(2,245,748)	(1,521,696)
	$1,701,668	$1,094,574

Property and equipment consists of the following:

	December 31,
	2000	2001
Machinery and equipment	$1,570,711	$1,589,759
Office computers, furniture and equipment	1,020,282	1,052,857
Marketing demonstration equipment	3,336,314	3,363,820
Leasehold improvements	291,740	297,918
	6,219,047	6,304,354
Less: accumulated depreciation	(5,318,964)	(5,946,708)
	$900,083	$357,646

Patents and other assets consists of the following:

	December 31,
	2000	2001
Patents and other intangible assets	$229,621	$229,621
Prepaid royalties	67,500	—
	297,121	229,621
Less: accumulated amortization	(159,374)	(192,608)
	$137,747	$37,013

Accrued liabilities consists of the following:

	December 31,
	2000	2001
Customer advances	$4,173	$—
Customer warranty	105,000	182,504
Miscellaneous liabilities	241,348	188,815
	$350,521	$371,319

3. PROMOTION AGREEMENT

In June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES). Under the agreement, the Company will receive payments in return for the Company’s commitment to promote use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers with no obligation by the Company or its customers to purchase any EES equipment.  The Company is also required to provide limited compensation to EES sales representatives.  The agreement grants EES with the right of first negotiation to acquire certain Company technology.  The agreement has a five year term, but may be terminated by EES upon 90 days notice.  The Company will recognize revenue ratably over the term of the agreement.  The Company recognized $583,000 of EES revenue in 2001 and had $417,000 of such revenue deferred at December 31, 2001.

4. CREDIT AGREEMENT

In October 2001, the Company secured a $2,000,000 line of credit facility (the facility) with a bank for one year with automatic yearly renewals.  The facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2%.  Borrowings under the facility are limited to 80% of qualified accounts receivable.  There were no borrowings outstanding at December 31, 2001.

5. MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during 1999, Richard Wolf, GmbH, Aesculap AG and Medtronic, Inc. accounted for 45%, 28% and 16% of revenues, respectively; during 2000, Richard Wolf, GmbH and Aesculap AG accounted for 51% and 23% of revenues, respectively; during 2001, Richard Wolf, GmbH, Aesculap AG and Jomed accounted for 22%, 18% and 10% of revenues, respectively.

6.  COMMITMENTS

The Company leases its corporate facilities and certain equipment under operating leases that expire on various dates through 2003. Annual future minimum lease payments as of December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31,
2002	$413,000
2003	11,000
$424,000

Rent expense was approximately $523,629, $360,784 and $360,624 for the years ended December 31, 1999, 2000 and 2001, respectively.  Aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2001 total $113,838.

7. STOCKHOLDERS’ EQUITY

1995 STOCK OPTION PLAN

The Company reserved 503,902 shares of common stock under the 1995 Stock Option Plan (the “1995 Plan”) for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. Options granted by the Company generally vest over four to five years and are exercisable from the date of grant for a period of ten years.

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

The Company recorded $99,900 of deferred compensation for options granted during the year ended December 31, 2001, representing the fair value of stock options granted to Company consultants and advisors in 2001. These options vest over two to four years and the Company is recognizing the compensation expense over the vesting period.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”) and reserved 705,000 shares for issuance under the plan. The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.

At the Annual Meeting held on June 7, 2001, the stockholders ratified an increase of 187,500 shares of common stock to our 1997 Stock Option/Stock Issuance Plan.  At December 31, 2001, we had a total of 892,500 shares reserved for issuance under our 1997 Stock Option/Stock Issuance Plan.

At December 31, 2001, 223,774 options were available for future grant.

The following tables summarizes stock option activity under the Plan:

	NUMBER OF SHARES	PRICE PER SHARE	WEIGHTED AVERAGE PRICE PER SHARE
Balance at December 31, 1998	383,704	$.80 – $57.52	$2.85
Granted	268,750	$ 1.64 – $ 2.52	$3.32
Exercised	(44,539)	$ .80 – $ 9.76	$.52
Canceled	(107,932)	$ .80 – $ 45.52	$4.59

Balance at December 31, 1999	499,983	$.80 – $57.52	$7.16
Granted	89,625	$1.88 – $5 .00	$3.92
Exercised	(7,153)	$.80 – $3.20	$1.72
Canceled	(29,545)	$.80 – $57.52	$16.44

Balance at December 31, 2000	552,910	$.80 – $57.52	$6.20
Granted	61,250	$3.48 – $5.87	$4.23
Exercised	(4,352)	$.80 – $.80	$.80
Canceled	(45,678)	$.80 – $57.50	$12.90

Balance at December 31, 2001	564,130	$.80 - $57.50	$5.50

	OUTSTANDING STOCK OPTIONS			EXERCISABLE STOCK OPTIONS
RANGE OF EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (MONTHS)	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
$.80 – $2.50	339,871	80	$1.61	284,684	$1.46
$4.62 – $6.12	46,736	100	$5.03	29,246	$5.09
$9.00 – $9.75	26,750	82	$9.35	17,881	$9.36
$16.00 – $20.25	16,250	77	$20.25	13,250	$20.25
$39.50 – $45.50	31,812	69	$42.08	28,229	$41.87
$57.50	1,000	69	$57.50	1,000	$57.50

The weighted average fair value of stock options granted during 2000 and 2001 was $2.60 and $3.36, respectively. The weighted average remaining life of the options at December 31, 2000 and 2001 was 76 and 65 months, respectively.

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method for option pricing for options granted prior to the initial public offering and the “Black-Scholes” method for option pricing for options granted subsequent to the initial public offering with the following weighted-average assumptions: risk-free interest rate range of 3.9% to 6.0%; dividend yield of 0%; volatility of 231% and a weighted average expected life of the option of 2 to 5 years.

	YEARS ENDED DECEMBER 31,
	1999	2000	2001
Adjusted pro forma net loss	$(10,827,615)	$(3,839,136)	$(3,510,803)
Adjusted pro forma net loss per share	$(3.19)	$(0.85)	$(0.72)

In December, 2000, the company issued a warrant to a corporate partner to purchase 49,805 shares of common stock at a price of $0.01 per share.  The warrant is exercisable for seven years following the date of issuance.  The estimated fair value of the warrant was $104,000, which was expensed.

1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 50,000 shares for issuance under the plan.  The Purchase Plan permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions.  Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals.

In June 2000, the Company adopted an amendment to the Purchase Plan which increased the number of shares of common stock authorized for issuance over the term of the Purchase Plan by an additional 50,000 shares.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant     components of the Company’s deferred tax assets as of December 31, 2000 and 2001 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2000	2001
Deferred tax assets:
Net operating loss carry forwards	$19,746,000	$20,750,000
Research and development credits	2,491,000	2,642,000
Capitalized research and development	984,000	678,000
Depreciation	84,000	189,000
Inventory reserve	915,000	613,000
Other, net	439,000	346,000

Total deferred tax assets	24,659,000	25,218,000
Valuation allowance for deferred tax assets	(24,659,000)	(25,218,000)
Net deferred taxes	$—	$—

As the Company was part of a consolidated group prior to the change in ownership in July 1995, all tax loss and tax credit carryforwards up to the date of change in ownership have been reported by the previous consolidated group. All tax loss and tax credit carryforwards reflected in the accompanying financial statements reflect activity only for the period beginning July 1995 and ending December 31, 2001.

At December 31, 2001, the Company has federal and state tax net loss carryforwards of approximately $52,311,000 and $47,541,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $921,000 of the state tax loss carryforwards expired in 2001, and will continue to expire in 2002 unless previously utilized. At December 31, 2001, the Company also has federal and state research tax credit carryforwards of approximately $2,108,000 and $809,000, respectively, which will begin to expire in 2010 unless previously utilized.

The difference between the federal and state tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and 55 percent limitation on California loss carryforwards.

In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the Company’s ability to utilize its existing tax loss and tax credit carryforwards.

9. TRANSACTIONS WITH RELATED PARTIES

The Company had a technology strategic alliance and a manufacturing supply agreement with a former Kaiser Aerospace subsidiary (now a subsidiary of Rockwell Collins), a partnership which included senior executives of Kaiser Aerospace, and was a significant shareholder of the Company for the development and manufacturing of certain of the company’s proprietary products. Under the terms of the agreements,  Kaiser Aerospace provided development and consulting services and a minimum of 75% of certain of the Company’s product requirements provided certain competitive criteria were met.  Payments made to Kaiser under these arrangements totaled approximately $793,000, $0 and $0 for the years ending December 31, 1999, 2000 and 2001, respectively.  In December 1997, the Company entered into a license agreement with a subsidiary of Kaiser Aerospace whereby Kaiser acquired a license and was required to pay royalties for sale of head mounted displays, derived from Vista’s  developments, in non-medical market segments. All agreements with Kaiser Aerospace have been terminated and all amounts due or payable have been paid.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the results of operations for the years ended December 31, 2000 and 2001:

	2000
	March 31	June 30	September 30	December 31
Revenue	$1,796,886	$1,521,987	$1,518,717	$1,701,613
Cost of revenues	$1,539,846	$1,447,812	$1,396,657	$1,562,571
Net loss	$(996,966)	$(966,303)	$(153,713)	$(1,496,902)
Net loss per share	$(0.29)	$(0.20)	$(0.03)	$(0.31)

	2001
	March 31	June 30	September 30	December 31
Revenue	$1,932,532	$2,072,069	$2,281,486	$3,040,403
Cost of Revenues	$1,531,906	$1,731,686	$1,353,226	$1,788,522
Net loss	$(940,214)	$(1,271,695)	$(870,755)	$(139,765)
Net loss per share	$(0.19)	$(0.26)	$(0.18)	$(0.03)

SCHEDULE II

VISTA MEDICAL TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 1999	$934,000	$1,878,963	$(193,893)	$2,619,070
Year ended December 31, 2000	2,619,070	787,821	(1,161,143)	2,245,748
Year ended December 31, 2001	2,245,748	71,375	(795,427)	1,521,696

S-1