Form 10-Q
period 2002-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2002-05-13
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

(1)           Yes ☒    No ☐

(2)           Yes ☒    No ☐

As of May 10, 2002 there were 4,938,020 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$961,782	$800,547
Marketable securities	456,033	516,855
Accounts receivable, net	1,398,430	1,862,028
Inventories, net	1,364,488	1,094,574
Other current assets	124,015	154,827
Total current assets	4,304,748	4,428,831
Property and equipment, net	271,061	357,646
Patents and other assets, net	26,729	37,013
TOTAL ASSETS	$4,602,538	$4,823,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$734,641	$741,003
Accrued compensation	262,580	203,413
Deferred revenue payments	166,667	416,667
Accrued liabilities	654,776	371,319
Total current liabilities	1,818,664	1,732,402

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares - 5,000,000 Issued and outstanding shares - none
Common stock, $.01 par value: Authorized shares - 8,750,000 Issued and outstanding shares - 4,913,031 on December 31, 2001 and 4,936,520 on March 31, 2002	49,365	49,130
Additional paid-in capital	68,053,749	67,974,087
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(87,342)	(76,305)
Accumulated deficit	(65,153,523)	(64,777,449)
Total stockholders' equity	2,783,874	3,091,088

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Sales	$2,672,910	$1,932,533

Costs and expenses:

Cost of Sales	1,363,141	1,531,906
Research and development	424,225	389,899
Sales and marketing	723,433	487,697
General and administrative	543,436	495,983
Total cost and expenses	3,054,235	2,905,485

Loss from operations	(381,325)	(972,952)

Interest income	5,250	32,738

Net loss	$(376,075)	$(940,214)

Basic and diluted loss per share	$(0.08)	$(0.19)

Shares used in computing basic and diluted loss per share	4,915,540	4,897,346

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(376,075)	$(940,214)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	116,641	187,045
Amortization of deferred compensation	24,963	59,524
Changes in operating assets and liabilities:
Accounts receivable	463,598	100,540
Inventories	(269,914)	(121,273)
Other current assets	30,812	34,752
Accounts payable	(6,361)	12,698
Accrued compensation	59,167	58,111
Deferred revenue	(250,000)	—
Accrued liabilities	283,457	(6,020)
Net cash flows provided (used) for operating activities	76,288	(614,837)

INVESTING ACTIVITIES
Sales (Purchases) of short-term investments	60,822	58,447
Purchases of property and equipment	(19,772)	(7,931)
Net cash flows provided by investing activities	41,050	50,516

FINANCING ACTIVITIES
Issuance of common stock	43,897	16,215
Net cash flows provided by financing activities	43,897	16,215
Net increase (decrease) in cash and cash equivalents	161,235	(548,106)
Cash and cash equivalents at beginning of period	800,547	2,589,006
Cash and cash equivalents at end of period	$961,782	$2,040,900

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

1.   Basis of Presentation

The audited financial statements of Vista Medical Technologies, Inc. (the “Company”) and the notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting  practices, and should be read in conjunction with this quarterly report on Form 10-Q.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2002.

2.   Inventories

	March 31, 2002	December 31, 2001
	(Unaudited)

Parts and materials	$1,577,212	$1,587,253
Work in process	330,588	170,815
Finished goods	831,063	858,202
	2,738,863	2,616,270
Less: reserves	(1,374,375)	(1,521,696)
Inventories, net	$1,364,488	$1,094,574

3.   Loss Per Share

	Three Months Ended March 31,
	2002	2001

Net (loss)	$(376,076)	$(940,214)
Weighted average common shares outstanding	4,915,540	4,897,346
Shares used in basic and diluted loss per share	4,915,540	4,897,346
Basic and diluted loss per share	$(0.08)	$(0.19)

4.   Other Comprehensive Income

Other comprehensive income equals net income as marketable securities did not generate any material unrealized gains or losses.

5.   New Accounting Standards

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.”  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2001 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Our results of operations for three-months ended March 31, 2002 versus three-months ended March 31, 2001

Revenues.  We had revenues from product sales and contract revenue of $2,673,000 for the three-months ended March 31, 2002, compared to revenues from product sales of $1,933,000 for the same period in 2001.  The increase in revenue during the first quarter of 2002 compared to the corresponding period in 2001 was due primarily to increased unit sales from our Laparascopic Bariatric Surgery Program coupled with contract revenue recognition of $250,000 from our Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc.

Cost of Revenues.  Our cost of revenues were $1,363,000 and $1,532,000 for the three-months ended March 31, 2002 and 2001, respectively, with gross margins of 49% and 20%,

respectively. The increase in gross margin was primarily due to increased unit sales of our higher margin Laparascopic Bariatric Surgery Program coupled with contract revenue recognition of $250,000 from an agreement with Ethicon Endo-Surgery, Inc., with no cost of sales.

Research and Development Expenses.  Our research and development expenses were $424,000 and $390,000 for the three-months ended March 31, 2002 and 2001, respectively.  The increase in research and development expenses was primarily attributable to next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

Sales and Marketing Expenses.  Our sales and marketing expenses were $723,000 and $488,000 for the three-months ended March 31, 2002 and 2001, respectively. The increase in sales and marketing expense during the 2002 period reflects a ramp up of field activities for the obesity surgery market.  We expect our sales and marketing expenses to increase proportionately during the next several quarters as we continue to ramp up our field activities for the obesity surgery market.

General and Administrative Expenses.  Our general and administrative expenses were $543,000 and $496,000 for the three-months ended March 31, 2002 and 2001, respectively.  The increase in general and administrative expenses during the 2002 period reflects higher professional and legal fees.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

Interest Income.  Our net interest income was $5,000 and $33,000 for the three-months ended March 31, 2002 and 2001, respectively.  The decrease in net interest income during the 2002 period was due primarily to decreasing cash balances.

Liquidity and capital resources

Net cash provided by operating activities for the three-months ended March 31, 2002 was $76,000 compared to net cash used of $615,000 for the corresponding three-month period in 2001.  The increase in net cash provided by operating activities during the 2002 period was primarily attributable to a decreased net loss and higher accounts receivable collections partially offset by higher inventory purchases.

Net cash provided by investing activities was $41,000 for the three-months ended March 31, 2002 compared to $51,000 of net cash provided in the same period in 2001.  The decrease in net cash provided by investing activities in 2002 was primarily attributable to increasing purchases of property and equipment.

Net cash provided by financing activities was $44,000 for the three-months ended March 31, 2002 compared to $16,000 for the same period in 2001.  The increase in net cash provided by financing activities during the 2002 period was primarily attributable to an increase in purchases of stock by employees through our employee stock purchase plan and a higher level of stock option exercises.

During fiscal 2000 and 2001, the Company incurred significant operating losses. However, in June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES) which will provide a significant source of revenue in fiscal 2002.    We are also working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services which could provide new sources of revenue in fiscal 2002.  In October 2001, we also obtained an additional financing source through a $2,000,000 bank line of credit facility for one year with automatic yearly renewals.  At March 31, 2002 $2,000,000 was available under this credit facility.

We believe that our existing cash resources, line of credit facility and cash from operations will meet working capital and research and development requirements over the next twelve months.  However, management has outlined a number of action steps that may be taken if operating results are worse than planned to ensure that we have adequate sources of cash to meet our working capital needs.  During the second half of 2001, we received approval from our Board of Directors to implement an action plan in fiscal 2002 if necessary to sustain operations. The key elements of the plan are as follows:

•                                          Further reduce operating expenses by eliminating certain expenditures that are not essential to achieving critical business objectives (e.g., discretionary spending, further development efforts);

•                                          Eliminate planned expansion into new services and production of new products;

•                                          Deferral of the production phase of the next generation Head Mounted Display, and

•                                          Borrow against the company’s $2,000,000 credit facility.

Unanticipated decreases in operating revenues, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to achieve profitability or operate profitably on a consistent basis in the future.  As of March 31, 2002, our accumulated deficit was approximately $65,154,000.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at March 31, 2002.  At March 31, 2002, we had no advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2002, our investment portfolio included fixed-income securities of $0.8 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

•                                          The costs of sponsorship training of the physicians to become proficient in the use of our products and procedures, and

•                                          The costs of developing marketing and distribution capabilities.

Even if we are successful in raising additional funds, circumstances, such as a slow rate of market acceptance of our products or our inability to scale up manufacturing, could accelerate our use of proceeds from any offering of securities we might do and require us to seek additional funds to support our operating requirements.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of March 31, 2002, we have incurred cumulative net losses of $65.2 million.  We expect to incur losses for at least the next 9 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

We are, to a significant extent, dependent on distribution partners to sell our products.

We only have a small direct sales force and, in the past, we were primarily dependent on agreements with third parties for sales of the majority of products derived from our core three-dimensional technology.  Two of our primary distribution agreements were terminated in 2000.  We entered into an arrangement with Jomed N.V. in May, 2000 to transition to Jomed N. V. the distribution of our cardiac surgery products and to continue supporting our cardiac customer base.  However, the success of this transition depends upon the concurrent development of new technology by Jomed N.V. and may not be achieved in a reasonable timeframe, or at all.  If we are unable to make this transition, we may be unsuccessful in distributing our cardiac surgery products and may lose revenues.

In addition, during 2000, we changed our strategic emphasis for our core three-dimensional technology and now focus on applications in general surgery, gynecology and urology.  We cannot assure you that we will be successful in these areas of sales.  Even if we are successful, we cannot assure you that the revenue achieved in these areas of emphasis will be sufficient to compensate for any loss of sales revenue from the termination of our previous distribution agreements for cardiac products.  Either of these results could have an adverse affect on our financial condition and results of operations.

Our profitability is primarily dependent upon the successful development and commercialization of our products based on our core three-dimensional technology.

Products, such as the ORPC for general surgery and the Series 8000 for minimally invasive cardiac surgery, which are derived from our core three-dimensional technology, are expected to account for the majority of our revenues over the next several years.  The demand for these products may not be sufficient to allow us to achieve profitable operations.

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

Even if the clinical safety and effectiveness of complex minimally invasive procedures is established in general surgery, cardiac, urology and other specialties, surgeons and other physicians may choose not to recommend the procedures for any number of other reasons.  Adoption of these procedures by doctors will depend, for example, upon our ability to facilitate and sponsor training of surgeons to perform complex minimally invasive procedures and the willingness of these surgeons to perform such procedures.  Doctors may also elect not to recommend the minimally invasive procedures based on possible unavailability of acceptable reimbursement from health care payors.  Health care payor acceptance may require evidence of the cost effectiveness of minimally invasive procedures as compared to other currently available treatments.  We believe that physician endorsements will be essential for clinical adoption of minimally invasive procedures and these endorsements may not be obtained.  Patient acceptance of new procedures will depend upon doctor recommendations, as well as other factors, including the effectiveness of, and the rate and severity of complications associated with, the procedure as compared to other treatments.

Widespread use of our products will require sponsoring the training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect near term market acceptance.

Evaluations of visualization technology, such as ours, which have been conducted to date, have shown that there is a learning process involved for surgeons and other members of the surgery team to become proficient with the use of the systems.  Based on the clinical and laboratory procedures performed to date, we cannot assure you that visualization and information system enhancements incorporated, or to be incorporated, in our products will prove suitable for use by a substantial number of surgeons.  If they prove unsuitable for use by a large number of surgeons, the potential markets and applications for our products would be significantly limited.

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

•                                          lack of qualified personnel;

•                                          compliance with FDA regulations and the need for further FDA approval of new manufacturing processes and facilities, and

•                                          other production constraints.

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

•                                          customer order deferrals in anticipation of enhancements or new product introductions by us or our competitors;

•                                          product quality problems;

•                                          personnel changes, and

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

In addition to patents, we rely on unpatented trade secrets to protect our proprietary technology.  Others may independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose this technology.  It is difficult to protect rights to unpatented proprietary technology.  Third parties may obtain patent rights to these unpatented trade secrets, which patent rights could be used to assert infringement claims against us.  We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology.  These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors.  In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology.  The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown.

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

Members of our clinical advisory boards consult with us exclusively in the field of visualization, but are free to consult with other non-competing instrumentation companies and are employed elsewhere on a full-time basis.  As a result, they only spend a limited amount of time on our business.  Although we have entered into consulting agreements, including confidentiality provisions, with each of the members of our clinical advisory boards, the consulting and confidentiality agreements between us and each of the members of our clinical advisory boards may be terminated or breached.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to  operating performance.  The market price of our common stock has historically been highly volatile and may be significantly affected by factors such as:

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

c.       Not applicable

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

A)     Exhibits

3.1 (1)	Second Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3 (3)	Restated Bylaws
4.1 (3)	Form of Certificate for Common Stock

(1)                                  Incorporated by reference to our Form 10-K/A filed on September 10, 1998.

(2)                                  Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.

Date:	May 10, 2002	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and Director

Date:	May 10, 2002	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)