Form 10-Q
period 2002-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2002-08-14
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(1)      Yes ☒        No ☐

(2)      Yes ☒        No ☐

As of July 31, 2002, there were 4,988,797 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1.             FINANCIAL INFORMATION

Item 1.                Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$984,310	$800,547
Marketable securities	362,068	516,855
Accounts receivable, net	1,609,996	1,862,028
Inventories, net	1,478,958	1,094,574
Other current assets	119,009	154,827
Total current assets	4,554,341	4,428,831
Property and equipment, net	221,655	357,646
Patents and other assets, net	18,840	37,013
TOTAL ASSETS	$4,794,836	$4,823,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$602,424	$741,003
Short term bank borrowings	$536,567	$—
Accrued compensation	241,658	203,413
Deferred revenue payments	416,667	416,667
Accrued liabilities	565,470	371,319
Total current liabilities	2,362,786	1,732,402

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares - 5,000,000 Issued and outstanding shares - none
Common stock, $.01 par value: Authorized shares - 8,750,000 Issued and outstanding shares - 4,913,031 on December 31, 2001 and 4,988,797 on June 30, 2002	49,888	49,130
Additional paid-in capital	68,060,795	67,974,087
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(72,203)	(76,305)
Accumulated deficit	(65,528,055)	(64,777,449)
Total stockholders' equity	2,432,050	3,091,088

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,794,836	$4,823,490

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operation

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Sales	$2,809,577	$2,072,069	$5,482,486	$4,004,602

Cost of sales	1,507,888	1,731,686	2,871,028	3,263,592
Research and development	473,844	479,533	898,068	869,433
Sales and marketing	735,837	595,676	1,459,271	1,083,373
General and administrative	471,515	554,747	1,014,951	1,050,730
Total cost and expenses	3,189,084	3,361,642	6,243,318	6,267,128

Loss from operations	(379,507)	(1,289,573)	(760,832)	(2,262,526)

Interest income	4,975	17,879	10,225	50,617

Net loss	$(374,532)	$(1,271,694)	$(750,607)	$(2,211,909)

Basic and diluted loss per share	$(0.08)	$(0.26)	$(0.15)	$(0.45)

Shares used in computing basic and diluted loss per share	4,966,569	4,905,643	4,941,171	4,900,874

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(750,607)	$(2,211,909)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	209,741	360,989
Amortization of deferred compensation	40,102	118,723
Changes in operating assets and liabilities:
Accounts receivable	252,032	(299,315)
Inventories	(384,384)	326,563
Other current assets	35,818	67,250
Accounts payable	(138,578)	(53,543)
Accrued compensation	38,245	19,977
Deferred revenue	—	416,667
Accrued liabilities	194,151	(40,163)
Net cash flows used for operating activities	(503,480)	(1,294,761)

INVESTING ACTIVITIES
Purchases of short-term investments	154,787	30,079
Purchases of property and equipment	(55,577)	(22,113)
Net cash flows provided by investing activities	99,210	7,966

FINANCING ACTIVITIES
Issuance of common stock	51,466	16,772
Net short term bank borrowings	536,567	—
Net cash flows provided by financing activities	588,033	16,772
Net increase (decrease) in cash and cash equivalents	183,763	(1,270,023)
Cash and cash equivalents at beginning of period	800,547	2,589,006
Cash and cash equivalents at end of period	984,310	1,318,983

See accompanying notes.

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

2.   Inventories

	June 30, 2002	December 31, 2001
	(Unaudited)

Parts and materials	$1,687,492	$1,587,253
Work in process	401,939	170,815
Finished goods	714,910	858,202
	2,804,341	2,616,270
Less: reserves	(1,325,383)	(1,521,696)
Inventories, net	$1,478,958	$1,094,574

3.   Loss Per Share

	Three Months Ended June 30,
	2002	2001

Net (loss)	$(374,532)	$(1,271,694)
Weighted average common shares outstanding	4,966,569	4,905,643
Shares used in basic and diluted loss per share	4,966,569	4,905,643
Basic and diluted loss per share	$(0.08)	$(0.26)

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

In August 2001, the FASB issued SFAS No. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS,” effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS 144 is not expected to have a material impact on the Company’s financial statements.

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

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market. The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At June 30, 2002 such inventory reserves approximated $1,325,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.

Our results of operations for three-months and six-months ended June 30, 2002 versus three-months and six-months ended June 30, 2001

Revenues.  We had revenue from product sales and contract revenue of $2,810,000 and $5,482,000 for the three-and six months ended June 30, 2002, respectively, compared to revenues from product sales of $2,072,000 and $4,005,000 for the three- and six-months ended June 30, 2001, respectively.  The increase in revenue for both the three-and six-month periods was due primarily to increased unit sales from our Laparoscopic Bariatric Surgery Programs coupled with contract revenue recognition of $500,000 for the six-month period ending June 30, 2002 from our Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc.

Cost of Revenues.  Our cost of revenues were $1,508,000 and $2,871,000 for the three- and six-months ended June 30, 2002, respectively, and $1,732,000 and $3,264,000 for the three-and six-months ended June 30, 2001, respectively.  Our gross margins were 46% and 47% for the three- and six-months ended June 30, 2002, respectively, and 16% and 19% for the three-and six-months ended June 30, 2001, respectively.  The increase in gross margin was primarily due to increased unit sales of our higher margin Laparoscopic Bariatric Surgery Program.

Research and Development Expenses.  Our research and development expenses were $474,000 and $898,000 for the three-and six-months ended June 30, 2002, respectively, and $480,000 and $869,000 for the three-and six-months ended June 30, 2001, respectively.  The increase in research and development expenses was primarily attributable to next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

Sales and Marketing Expenses.  Sales and marketing expenses were $736,000 and $1,459,000 for the three-and six-months ended June 30, 2002, respectively, and $596,000 and $1,083,000 for the three-and six-months ended June 30, 2001, respectively. The increase in sales and marketing expense reflects an increase of field activities for the obesity surgery market.  We expect our sales and marketing expenses to increase proportionately during the next several quarters as we continue to increase our field activities for the obesity surgery market.

General and Administrative Expenses.  General and administrative expenses were $472,000 and $1,015,000 for the three-and six-months ended June 30, 2002, respectively, and $555,000 and $1,051,000 for the three-and six-months ended June 30, 2001, respectively.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

Interest Income.  Our net interest income was $5,000 and $10,000 for the three-and six-months ended June 30, 2002, respectively, and $18,000 and $51,000 for the three-and six-months ended June 30, 2001, respectively.  The decrease in net interest income during the 2002 period was due primarily to decreasing cash balances.

Liquidity and capital resources

Net cash used for operating activities for the six-months ended June 30, 2002 was $503,000 compared to net cash used of $1,295,000 for the corresponding six-month period in 2001.  The decrease in net cash used in operating activities during the 2002 period was primarily attributable to a decreased net loss partially offset by higher inventory purchases.

Net cash provided by investing activities was $99,000 for the six-months ended June 30, 2002 compared to $8,000 of net cash used in the same period in 2001.  The increase in net cash provided by investing activities during the 2002 period was primarily attributable to increasing balances of short term investments reaching maturity offset by decreasing purchases of property and equipment.

Net cash provided by financing activities was $588,000 for the six-months ended June 30, 2002, compared to $17,000 for the same period in 2001.  The increase in net cash provided by financing activities during the 2002 period was primarily attributable to advances from our credit facility and a higher level of stock option exercises

During fiscal 2000 and 2001, the Company incurred significant operating losses. However, in June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES) which will provide a significant source of revenue in fiscal 2002.    We are also working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services which could provide new sources of revenue in fiscal 2002.  In October 2001, we also obtained an additional financing source through a $2,000,000 bank line of credit facility for one year with automatic yearly renewals.  At June 30, 2002 $1,463,000 was available under this credit facility.

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

Unanticipated decreases in operating revenues, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to achieve profitability or operate profitably on a consistent basis in the future.  As of June 30, 2002, our accumulated deficit was approximately $65,528,000.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at June 30, 2002.  At June 30, 2002, we had advances of $537,000 outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2002, our investment portfolio included fixed-income securities of $0.8 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk.  The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

RISKS AND UNCERTAINTIES

You should consider the following factors carefully in evaluating an investment in our company in addition to the other information in this report.  You are cautioned that the statements in this annual report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties.  Our actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this section and elsewhere in this annual report.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

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

Since our formation in July 1993, and as of June 30, 2002, we have incurred cumulative net losses of $65.5 million.  We expect to incur losses for at least the next 6 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

In addition, during 2000, we changed our strategic emphasis for our core three-dimensional technology to focus on applications in general surgery, gynecology and urology.  We cannot assure you that we will be successful in these areas of sales.  Even if we are successful, we cannot assure you that the revenue achieved in these areas of emphasis will be sufficient to compensate for any loss of sales revenue from the termination of our previous distribution agreements for cardiac products.  Either of these results could have an adverse affect on our financial condition and results of operations.

Our profitability is primarily dependent upon the successful development and commercialization of our products based on our core three-dimensional technology.

Products, such as the ORPC for general surgery and the Series 8000 for minimally invasive cardiac surgery, or their successors, which are derived from our core three-dimensional technology, are expected to account for the majority of our revenues over the next several years.  The demand for these products may not be sufficient to allow us to achieve profitable operations.

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

Item 2.   Changes in Securities and Use of Proceeds

a.             Not applicable

b.                   Not applicable

c.                    Not applicable

d.                   Not applicable

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

I.	2002 Annual Meeting of Stockholders held on June 5, 2002.

a.

The 2002 Annual Meeting of Stockholders of Vista Medical Technologies, Inc. (the  “Annual Meeting”) was held on June 5, 2002.  The holders of 4,504,118 of the 4,936,067 shares of our Common Stock outstanding on April 12, 2002, the record date for the Annual Meeting (approximately 91.25%), were present at the Annual Meeting in person or by proxy.

b.

At the Annual Meeting, Nicholas B. Binkley and Larry M. Osterink were duly nominated and properly elected as Directors of our company to serve until the 2005 Annual Meeting of stockholders or until their respective successors are elected and qualified.  The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

		Against/ Withheld	Broker Non-Votes
	For
Nicholas B. Binkley	4,499,639	4,479	0
Larry M. Osterink	4,450,553	53,565	0

George B. DeHuff and Daniel J. Holland, whose terms as Directors of our company expire at our 2003 Annual Meeting of Stockholders, and James C. Blair and John R. Lyon, whose terms as Directors of our company expire at our 2004 Annual Meeting of Stockholders, continue to serve as Directors of our company until their respective terms expire and were not voted upon at the Annual Meeting.

c.

At the Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2002 was approved.  The number of votes cast for and against, as well as the number of abstentions and  broker non-votes relating to such proposal, are indicated below:

			Broker Non-Votes
For	Against	Abstentions
4,047,858	453,952	2,308	0

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

A)           Exhibits

3.1	(1)	Second Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3	(3)	Restated Bylaws
4.1	(3)	Form of Certificate for Common Stock
99.1		Certification under Section 906 of the Sarbanes – Oxley Act of 2002

(1)                                                                              Incorporated by reference to our Form 10-K/A filed on September 10, 1998.

(2)                                                                                  Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)                                                                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)         Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date:	August 13, 2002	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and
Director

Date:	August 13, 2002	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance, Chief Financial Officer and Secretary