Form 10-Q
period 2002-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2002-11-13
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(1)      Yes ☒        No ☐

(2)      Yes ☒        No ☐

As of October 31, 2002, there were 5,001,749 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1.             FINANCIAL INFORMATION

Item 1.                Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$704,615	$800,547
Marketable securities	372,842	516,855
Accounts receivable, net	1,359,475	1,862,028
Inventories, net	1,431,247	1,094,574
Other current assets	143,140	154,827
Total current assets	4,011,319	4,428,831
Property and equipment, net	143,035	357,646
Patents and other assets, net	10,950	37,013
TOTAL ASSETS	$4,165,304	$4,823,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,506	$741,003
Accrued compensation	270,605	203,413
Deferred revenue	254,167	416,667
Accrued liabilities	645,302	371,319
Total current liabilities	$1,982,580	$1,732,402

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	—	—
Common stock, $.01 par value:
Authorized shares - 35,000,000
Issued and outstanding shares - 4,913,031 on December 31, 2001 and 5,001,749 on September 30, 2002.	50,017	49,130
Additional paid-in capital	68,079,862	67,974,087
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(57,353)	(76,305)
Accumulated deficit	(65,811,427)	(64,777,449)
Total stockholders’ equity	2,182,724	3,091,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,165,304	$4,823,490

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operation

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$2,868,365	$2,281,486	$8,350,853	$6,286,087

Cost of revenues	1,631,155	1,353,226	4,502,184	4,616,816
Research and development	407,579	713,484	1,305,649	1,582,917
Sales and marketing	670,201	629,965	2,129,471	1,713,337
General and administrative	447,094	467,556	1,462,045	1,518,285
Total cost and expenses	3,156,029	3,164,231	9,399,349	9,431,355

Loss from operations	(287,664)	(882,745)	(1,048,496)	(3,145,268)

Interest income	4,292	11,990	14,517	62,604

Net loss	$(283,372)	$(870,755)	$(1,033,979)	$(3,082,664)

Basic and diluted loss per share	$(0.06)	$(0.18)	$(0.21)	$(0.63)

Shares used in computing basic and diluted loss per share	4,988,797	4,908,503	4,957,280	4,903,878

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(1,033,979)	$(3,082,664)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	356,615	610,391
Amortization of deferred compensation	54,952	216,556
Changes in operating assets and liabilities:
Accounts receivable	502,553	60,203
Inventories	(336,673)	378,513
Other current assets	11,687	(83,048)
Accounts payable	71,504	69,334
Accrued compensation	67,192	33,404
Deferred revenue	(162,500)	166,667
Accrued liabilities	273,983	36,946
Net cash flows used for operating activities	(194,666)	(1,593,698)

INVESTING ACTIVITIES
Purchases (Sales) of short-term investments	144,013	(26,010)
Purchases of property and equipment	(115,941)	(33,566)
Net cash flows provided by(used in) investing activities	28,072	(59,576)

FINANCING ACTIVITIES
Exercise of stock options	70,662	24,891
Net cash flows provided by financing activities	70,662	24,891
Net decrease in cash and cash equivalents	(95,932)	(1,628,383)
Cash and cash equivalents at beginning of period	800,547	2,589,006
Cash and cash equivalents at end of period	$704,615	$960,623

See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

2.   Inventories

	September 30, 2002	December 31, 2001
	(Unaudited)

Parts and materials	$1,513,620	$1,587,253
Work in process	216,123	170,815
Finished goods	679,335	858,202
	2,409,078	2,616,270
Less: reserves	(977,831)	(1,521,696)
Inventories, net	$1,431,247	$1,094,574

3.   Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net (loss)	$(283,372)	$(870,755)	$(1,033,979)	$(3,082,664)
Weighted average common shares outstanding	4,988,797	4,908,503	4,957,280	4,903,878
Shares used in basic and diluted loss per share	4,988,797	4,908,503	4,957,280	4,903,878
Basic and diluted loss per share	$(0.06)	$(0.18)	$(0.21)	$(0.63)

The company computes loss per share in accordance with SFAS No. 128, Earnings Per Share.  Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.  Common stock equivalents such as stock options are excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive due to losses incurred in all periods presented.

4.   Other Comprehensive Income

For each of the periods presented, other comprehensive income (loss) equals the net loss reported as there were no material components of other comprehensive income (loss) other than the net loss.

5.   New Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “BUSINESS COMBINATIONS,” and No. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill, along with intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Also, business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting.  Adoption of SFAS 141 and 142 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS,” effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.”  WHILE THE OUTLOOK CONTAINED IN THIS QUARTERLY REPORT REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2001 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview of our business

We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, cardiac surgical and other selected microsurgical procedures.  We also develop and manage training and patient awareness programs which enhance the adoption of procedures incorporating use of our visualization technology, including the Laparoscopic Bariatric Surgery (LBS) Preceptorship, whereby we are working to establish a national network of centers performing minimally invasive gastric bypass surgery, to assist weight reduction in morbidly obese patients.  We also offer management consulting services and other products to the obesity surgery market.  Our visualization technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures, combined with the ability to view additional information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  In addition, we manufacture compact, high-resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.  In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and  thereby provides the surgeon with an adequate view of the internal part of the body being repaired.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and the accompanying notes.  The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, accounting for product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructuring, inventory and income taxes.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue generated from Laparoscopic Bariatric Surgical (LBS) Preceptorship program sales is recognized (i) with regard to equipment sales, upon shipment of equipment and marketing materials and (ii) with regard to training services, upon completion of the related training component, provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable.  Sales of all other products are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable.

The Company receives semiannual payments as a result of fulfilling certain obligations related to its strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that the Company has complied with all contractual obligations.

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market. The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At September 30, 2002 such inventory reserves approximated $978,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.

Our results of operations for three-months and nine-months ended September 30, 2002 versus three-months and nine-months ended September 30, 2001

Revenues.  We had revenue from product sales and contract revenue of $2,868,000 and $8,351,000 for the three-and nine months ended September 30, 2002, respectively, compared to revenues from product sales and contract revenue of $2,281,000 and $6,286,000 for the three- and nine-months ended September 30, 2001, respectively.  The increase in revenue for both the three-and nine-month periods was due primarily to increased unit sales from our LBS Preceeptorships coupled with contract revenue recognition of $750,000 for the nine-month period ending September 30, 2002 from our Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc.

Cost of Revenues.  Our cost of revenues were $1,631,000 and $4,502,000 for the three- and nine-months ended September 30, 2002, respectively, and $1,353,000 and $4,617,000 for the three-and nine-months ended September 30, 2001, respectively.  Our gross margins were 43% and 46% for the three- and nine-months ended June 30, 2002, respectively, and 41% and 26% for the three-and nine-months ended September 30, 2001, respectively.  The increase in gross margin was primarily due to increased unit sales of our higher margin LBS Preceptorships.

Research and Development Expenses.  Our research and development expenses were $408,000 and $1,306,000 for the three-and nine-months ended September 30, 2002, respectively, and $713,000 and $1,583,000 for the three-and nine-months ended September 30, 2001, respectively.  The decrease in research and development expenses was primarily attributable to a reduction in next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

Sales and Marketing Expenses.  Sales and marketing expenses were $670,000 and $2,129,000 for the three-and nine-months ended September 30, 2002, respectively, and $630,000 and $1,713,000 for the three-and nine-months ended September 30, 2001, respectively. The increase in sales and marketing expense reflects an increase of field activities for the obesity surgery market.  We expect our sales and marketing expenses to increase proportionately during the next several quarters as we continue to increase our field activities for the obesity surgery market.

General and Administrative Expenses.  General and administrative expenses were $447,000 and $1,462,000 for the three-and nine-months ended September 30, 2002, respectively, and $468,000 and $1,518,000 for the three-and nine-months ended September 30, 2001, respectively.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

Interest Income.  Our net interest income was $4,000 and $15,000 for the three-and nine-months ended September 30, 2002, respectively, and $12,000 and $63,000 for the three-and nine-months ended September 30, 2001, respectively.  The decrease in net interest income during the 2002 period was due primarily to decreasing cash balances.

Liquidity and capital resources

Net cash used for operating activities for the nine-months ended September 30, 2002 was $195,000 compared to net cash used of $1,594,000 for the corresponding nine-month period in 2001.  The decrease in net cash used in operating activities during the 2002 period was primarily attributable to a decreased net loss partially offset by higher inventory purchases.

Net cash provided by investing activities was $28,000 for the nine-months ended September 30, 2002 compared to $60,000 of net cash used in the same period in 2001.  The increase in net cash provided by investing activities during the 2002 period was primarily attributable to increasing balances of short term investments reaching maturity offset by increasing purchases of property and equipment.

Net cash provided by financing activities was $71,000 for the nine-months ended September 30, 2002, compared to $25,000 for the same period in 2001.  The increase in net cash provided by financing activities during the 2002 period was primarily attributable to a higher level of stock option exercises

During fiscal 2000 and 2001, the Company incurred significant operating losses. However, in June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES) which  provided a significant source of revenue in fiscal 2002. We are also working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services which could provide new sources of revenue in fiscal 2002.  In October 2001, we also obtained an additional financing source through a $2,000,000 bank line of credit facility for one year with automatic yearly renewals.  At September 30, 2002 $2,000,000 was available under this credit facility.

We believe that our existing cash resources, line of credit facility and cash from operations will meet working capital and research and development requirements over the next twelve months.

Unanticipated decreases in operating revenues, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to achieve profitability or operate profitably on a consistent basis in the future.  As of September 30, 2002, our accumulated deficit was approximately $65,811,000.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at September 30, 2002.  At September 30, 2002, we had no advances  outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2002, our investment portfolio included fixed-income securities of $0.5 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

Our common stock may be delisted from The Nasdaq SmallCap Market.

On June 29, 2001, the SEC approved certain changes to The Nasdaq SmallCap Market continued listing quantitative standards. Effective November 1, 2002, the previous tangible assets requirement is phased out and a company must now have at least $2,500,000 in stockholders’ equity for continued listing on The Nasdaq SmallCap Market (or satisfy alternative quantitative requirements).  Failure to maintain the required $2,500,000 in stockholders’ equity subjects a company to possible delisting from The Nasdaq SmallCap Market.  As of June 30, 2002, our stockholders’ equity was $2,432,050, and we expect our stockholders’ equity to be approximately $2,183,000 as of November 15, 2002.  We also do not comply with the alternative quantitative standards. This may subject us to delisting from The Nasdaq SmallCap Market if we are unable to come into compliance.  On November 7, 2002, we received a letter from Nasdaq informing us that we are not in compliance with the quantitative listing requirements of the Nasdaq SmallCap Market and requesting that we provide, on or before November 21, 2002, a specific plan to achieve and sustain compliance with all The Nasdaq SmallCap Market listing requirements.  We are in the process of preparing this plan and intend to provide Nasdaq with relevant information on or before November 21, 2002.   We cannot assure you that these steps will be successful.  The delisting of our common stock from The Nasdaq SmallCap Market may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  In addition, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.  The continued listing of our common stock on The Nasdaq SmallCap Market is very important to us and we intend to take measures to regain compliance.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of September 30, 2002, we have incurred cumulative net losses of $65.8 million.  We expect to incur losses for at least the next 6 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

Item 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation, as of a date within ninety (90) days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

d.             Not applicable

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A)     Exhibits

3.1	(1)	Second Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3	(3)	Restated Bylaws
4.1	(3)	Form of Certificate for Common Stock
99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1)                                  Incorporated by reference to our Form 10-K/A filed on September 10, 1998.

(2)                                  Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date:	November 12, 2002	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and Director

Date:	November 12, 2002	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance, Chief Financial Officer and Secretary

Certifications

I, John R. Lyon, President, Chief Executive Officer and Director of Vista Medical Technologies, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Vista Medical Technologies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ JOHN R. LYON
John R. Lyon
President, Chief Executive Officer and Director

Certifications

I, Stephen A. Gorgol, Vice President of Finance and Chief Financial Officer of Vista Medical Technologies, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Vista Medical Technologies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ STEPHEN A. GORGOL
Stephen A. Gorgol
Vice President of Finance and Chief Financial Officer