Form 10-K
period 2002-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2003-03-31
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to               .

Commission File Number:  0-22743

VISTA MEDICAL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3184035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Faraday Avenue, Carlsbad, California 92008
(Address of principal executive offices)

(760) 603-9120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of  the Act:  None

Securities registered pursuant to Section 12(g)  of the Act:  Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2003 was approximately $4,344,000.  For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 21, 2003 was 5,001,749.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 4, 2003, to be filed on or about April 28, 2003 and referred to herein as the “Proxy Statement”, are incorporated as provided in Part III.

Certain exhibits filed with the Registrant’s prior registration statements and forms 10-Q and 10-K are incorporated herein by reference into Part III of this Report.

Vista Medical Technologies, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2002

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

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” at pages 21 through 29 below, and elsewhere in this report.

Item 1.             BUSINESS

OVERVIEW OF OUR BUSINESS

Over the course of the past year, we have defined our business into two separate units.  The Obesity Surgery Management Services business, based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  Additionally, we offer systems and consulting services which enable the efficient operation of obesity surgery programs.

The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.   In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and which allows the surgeon an adequate view of the internal part of the body being repaired.

Background to Obesity Management Services Products

We believe that certain emerging complex minimally invasive procedures may require ancillary services which support both the clinical introduction of the procedure and the infrastructure of the organization which provides them to patients.  We believe that laparoscopic gastric bypass surgery as a treatment for morbid obesity is a good example of such a procedure, requiring as it does a high level of surgical skill and a comprehensive program to support the patients both before and after surgery.

The Vista Medical solution

We have developed a range of services to support the introduction of laparoscopic gastric bypass surgery as a treatment for morbid obesity, including management of clinical training courses, production of patient awareness and marketing materials and systems analysis.  We believe that this comprehensive approach to “surrounding the procedure” is applicable in other complex minimally invasive disciplines, based on the model we have developed for gastric bypass surgery.

Background to Visualization Technology Products

Minimally invasive surgery

The development and subsequent widespread adoption of minimally invasive surgical procedures have revolutionized many surgical fields, including general surgery, orthopedics, gynecology and urology.  Minimally invasive surgical procedures are performed through strategically placed ports or mini-incisions as opposed to using large incisions to gain surgical access.  These procedures are designed to be as safe and effective as conventional surgery.  The goal in using a minimally invasive procedure is to substantially reduce trauma, pain and suffering, speed recovery, shorten the length of hospital stays and decrease many of the costs associated with patient care.  A minimally invasive procedure is most advantageous in cases in which significant trauma would otherwise result from gaining surgical access to an affected organ or site through the use of a large incision.  This movement toward minimally invasive surgery has been driven by advances in both device technology and surgical technique, as well as patient demand.

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

Application of our Technology Products to Different Surgical Procedures

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

Minimally invasive microsurgery.

Complex minimally invasive procedures in general surgery, gynecology and urology have evolved relatively slowly over the past few years, slowing considerably from 1995.  According to the journal InVivo, “Though the benefits of MIS (Minimally Invasive Surgery) – shorter recovery times and less pain and trauma for the patient, lower costs and less time lost from work for employers – are widely applicable across a range of procedures, realizing those benefits beyond gallbladder removal proved tricky.  Worse, for more complex procedures, MIS actually proved problematic for surgeons, notwithstanding its other benefits – longer procedure times, more difficult manipulation of instruments, more torturous ergonomics.”

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

Our Business Strategy

Our business strategy is to become the leading developer and marketer of management services and advanced visualization and information systems for selected complex minimally invasive applications in general surgery, cardiac surgery and other surgical specialties.  Key elements of our strategy include:

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

Identify specific high-value procedures to facilitate our entry into the general surgery market.

Our strategy for entering the general surgery market involves identification of high value procedures where our visualization technology uniquely enhances procedure performance.  The first of these is laparoscopic gastric bypass, a surgical technique which addresses morbid or extreme obesity.  Morbid obesity affects approximately 12-15 million adults in the United States.  We have been working closely with surgeons pioneering the approach and in January 2000 launched the Laparoscopic Bariatric Surgery (LBS) Program to establish a national network of centers to perform minimally invasive gastric bypass surgery.  The LBS program is designed to provide participating hospitals with the complete information, training and technology necessary to perform this surgery, and also includes a national patient referral campaign.  We began signing up, training and delivering equipment to hospitals interested in participating in the program in the first quarter of 2000.  We have since added other service products to support this procedure and are developing a full-scale management program under the name Vista Obesity and Wellness (VOW) Institute, which we are introducing to the market in 2003.  When the LBS program and VOW Institute are fully established, they may be useful as a model for subsequent procedures which we are in the process of identifying and developing.

Establish advanced visualization technologies as standard practice in minimally invasive cardiac surgery.

We believe that we have the only visualization system specifically used for minimally invasive cardiac surgery.  We are currently working with members of our clinical advisory boards, other leading surgeons and a strategic partner to develop operating protocols which incorporate advanced visualization technologies as standard practice.  We intend to provide training in these procedures, which include the use of our visualization system.

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

Products:  Obesity Surgery Management Services

Our Obesity Surgery Management Services products are services designed to facilitate the initiation and ongoing operation of Obesity Surgery programs.  We work with hospitals and bariatric surgeons in the implementation of these service products.

Laparoscopic Bariatric Surgery (LBS) Preceptorship

The overall goal of the LBS Preceptorship is to fast-track the implementation of minimally invasive gastric bypass surgery into the hospital and surgical practice.  The program is a combination of clinical observation, hands-on cadaver laboratory, didactic sessions, laboratory experience, surgical lecture, marketing materials, on-site program implementation/planning, and case proctoring.  Key challenges face surgeons and hospital administrators assigned the task of establishing a bariatric surgical program.  Proper training, hospital credentialing, and implementation strategies are fundamental components required to assure program success.

Two versions of the LBS Preceptorship are available.  One version is geared for the surgeon who has had little experience with either open or laparoscopic gastric bypass surgery.  The second program is designed for the surgeon with experience in open bariatric procedures as well as having performed advanced laparoscopic procedures, but has yet to learn the minimally invasive gastric bypass technique.

LBS Preceptorship Modules

The LBS Preceptorship is divided into three separate modules”

1.               Program Implementation Planning (On-Site)

2.               Clinical Preceptorship (at a Vista Center of Excellence)

3.               Case Proctoring (On-Site)

Program Implementation Planning (done on-site)

We send an experienced Bariatric Specialist to the client to address the fundamental elements of organizing and implementing a bariatric surgical program.  Each department of the hospital that is associated with the bariatric patient is invited to attend this one-day seminar.

Program planning provides LBS clients with the following critical elements of initiation and operation of an accredited bariatric surgical program:

•                                          Marketing:  Vista marketing materials will be reviewed with the hospital marketing department and suggestions will be made as how to best utilize the customized marketing materials. (TV, radio, print.)  Customized recommendations for media campaign in local market.  Six months inclusion in morbid obesity internet site.

•                                          Administrative Pathway:  Each department directly involved with treatment of the bariatric patient will be addressed by the Vista Bariatric Specialist to discuss their roles in the care and treatment of the obese surgery patient.  A ‘Bariatric Surgery Implementation workbook’ is provided.

•                                          Implementation Consulting:  Consulting time with a program management expert, through the formation period of the program.

Clinical Preceptorship:

The clinical portion of the LBS Preceptorship is delivered over a three day period.  A participating hospital team, consisting of the primary surgeon, first assistant, surgical technician, and nursing circulator, attends a Vista Center of Excellence for intense clinical instruction, under the direction of a Clinical Director.

Principal components of the Clinical Preceptorship

•                  Video lecture series:  ‘A Community Lecture/Informed Consent’, ‘Laparoscopic Gastric Bypass Surgery’ (step-by-step procedure with narration), ‘Gastric Bypass Surgery Performed via Laparotomy’

(step-by-step procedure with narration)

•                  Didactic sessions (for Surgeons):  Lecture series prepared by bariatric clinical advisors to cover the subjects such as the following:  bariatric patient selection criteria; sleep apnea in the morbidly obese patient and associated co-morbidities; bariatric operations performed via open access technique; bariatric operations performed via laparoscopic access technique; laparoscopic gastric bypass overview of technical points; risks and complications in open and laparoscopic gastric bypass surgery; new advances in information and visualization technology; laparoscopic instrumentation set-up; informed consent; bariatric coding and costs.

•                  Didactic sessions (for clinical support staff):  Lectures series prepared by hospital staff on subjects including the following: advancing your diet, Adapting to your new body and lifestyles, Adjusting to your new social environment - lectures given by hospital staff as well as videos of the lectures for take home; overview of the patients ‘path of treatment’ (intake to discharge); operating room considerations for nursing and surgical technicians.

•                  Observation of live surgery cases (open and closed):  attendees will watch 6-8 gastric bypass procedures over a 3 day period; OR equipment lists distributed

•                  Cadaver lab:  visiting OR team will perform laparoscopic gastric bypass on 3 separate cadaver specimens under supervision of clinical staff member.

•                  Tour of bariatric surgery floor with review of equipment

•                  Video taping of visiting surgeons to input into customized marketing materials

On-site Case Proctoring

In order to become credentialed under recent guidelines, the surgeon must submit a minimum of 10 cases of open bariatric surgery (if not previously doing open gastric bypass) and a minimum of 15 cases of laparoscopic gastric bypass surgery to become credentialed in the minimally invasive technique.  Having a proctor present for the first three cases of either approach is mandatory.  After the Program Implementation Planning and Clinical Preceptorship is completed, we arrange On-Site Case Proctoring for clients.  Depending on the needs of the surgeon and hospital, we facilitate two separate proctoring events (one session for the open approach and one session for the laparoscopic approach), with instruction provided by a member of our Surgical Advisory Board.

Situational Analysis and Program Evaluation Blueprint

We send an expert team to the client hospital to conduct a detailed assessment and evaluation of an existing or projected Bariatric Surgical Program and provide recommendations for the client’s evaluation in a comprehensive written report.  This customized “Blueprint” covers subjects such as:

•                  Advanced Planning

We will review and assimilate basic program-related financial and statistical data submitted to us in advance of our in-site visit.  Schedule on-site personnel interviews and conduct on-site visit, typically two days in duration. Commence on-site visit with leadership briefing to clarify program vision, sensitivities, timeframes and any special client directives.

•                  Operations Assessment

Evaluate operational elements in place at the Hospital currently that could be arranged to accommodate a hospital-based bariatric surgery program.  Operational elements include facilities, systems, equipment, and personnel and observations on organizational readiness.  Identify additional elements needed to supplement elements in place.   Assessment of surgeon(s) office functions, hospital operating department and nursing floor, patient acquisition and business office functions, patient support and educational capabilities and continuum of care readiness (dietary, exercise psychology and behavioral modification, support group).

•                  Relational Assessment

Explore relationship options between surgeon practice and hospital positioning as hospital-based model, practice-based model, and hybrid model.  Division of work among surgeon practice, hospital and potential management company.  What are the surgeon(s) support needs?  Identify opportunity to integrate a “medical model” for a broader bariatric service mix.

•                  Financial / Managed Care Assessment

Clarify any outstanding issues from review of Hospital-provided financial and statistical overview data and information (from “Advanced Planning” step above).  Assessment of bariatric program-related revenue, expenses, and capitalization requirements under current operating circumstances and incorporating Vista’s program design assumptions.

Clarify any outstanding issues from review of Hospital-provided managed care information (from “Advanced Planning” step above).  Review of current payor mix, managed care impact and opportunities for prospectively improving bariatric surgery program reimbursement, as indicated.  Identify specific reimbursement strategies and tactics that may be applicable to Hospital’s payor mix status.

•                  Market Assessment

Clarify and assess patient demographic, local payor environment and competitive profile pertinent to a bariatric surgery program in the Hospital’s local and regional market area. Identify and propose specific marketing, advertising, and media strategies and associated costs.

•                  Information Systems Assessment

Evaluate information systems support, patient tracking and report writing capabilities as applicable to a bariatric surgery program at the Hospital.  Identify opportunities to interface with surgeon(s) office and other external care sites.

•                  Exit De-Briefing

At the conclusion of our on-site visit, conduct exit de-briefing with Hospital leadership to summarize observations and clarify any outstanding issues that arise during the on-site visit.

•                  On-Site Presentation of Findings and Recommendations

Based on the above findings, perform analysis and make documented recommendations in the form of a program design “Blueprint”.  Recommend operations, financial and marketing plan.  Recommend a relational model for the program, particularly the business relationship and division of work among surgeon practice, hospital and outsource options.  If applicable, discuss implementation plan utilizing Vista’s services in the on-going management of the bariatric surgery program.

Vista Obesity and Wellness (VOW) Institute

VOW leverages our experience in the recent development of the obesity surgery market.  We plan to establish and administer, in conjunction with participating surgeons and hospitals, a network of bariatric surgical centers over the next few years.  We are planning that VOW Institutes will be organized as a national network, and will be managed on the following principles:

•                  National coverage by regional agreements with hospitals and surgeons:  VOW offers hospitals the opportunity to implement a comprehensive, disease-specific, quality program, providing profitable health care services to a growing patient population, without significant investment in program infrastructure, under an arrangement structured for mutual success.  Patients will be screened, and financial responsibility for services confirmed, on behalf of surgeons, whose primary responsibility will be to operate, without the added burden of program management.  Both hospitals and surgeons will benefit from VOW’s expertise in the administrative management of the complex process of patient acquisition, approval for surgery, post-surgical care and long-term follow-up.

•                  Best-practice surgical protocols:  Our Laparoscopic Bariatric Surgical (LBS) Preceptorship has already provided comprehensive training to more than 50 surgical teams in the most advanced minimally invasive techniques of gastric bypass surgery, based upon a proven protocol, with excellent, published, long-term results.  Our experienced bariatric surgical faculty will train VOW surgeons, and provide continuing and rigorous clinical oversight.

•                  Patient-friendly organizational efficiency:  Managed with efficiency and convenience, but with empathy and sensitivity, VOW centers will offer comprehensive health care services for the morbidly obese, within the context of an organizational process designed to maximize the delivery of best-practice care at every stage of the patient’s progress through the system.

•                  Centralized infrastructure and uniform systems:  Administrative and marketing services common to all centers will be managed on a centralized basis to benefit from economies of scale and to promote a consistent brand image.  A national Call Center will respond to and track prospective patients, assist doctors and patients in insurance approval processing, and handle general administrative functions and marketing.  The network operating system for all Centers will be the Vista Bariatric Information System (VBIS), Vista/Care’s proprietary real-time ASP-based software system.

The VOW Institute concept is being introduced to the market in 2003 and we have not yet signed any agreements with participating hospitals and surgeons.

Products: Visualization Technology

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

Head mounted display

The head mounted display device was originally developed for critical applications in military aerospace by Kaiser Aerospace.  We subsequently determined that the head mounted display was the optimal solution to the challenge of displaying information during minimally invasive microsurgery.  The fundamental technology and human factors experience incorporated in our surgical head mounted display is the result of substantial investment and development by Kaiser Aerospace, originally for military applications.  This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our head mounted display design.  Kaiser’s original know-how and technical knowledge have been transferred to us under our development agreement with Kaiser Electro-Optics, Inc., a subsidiary of Kaiser Aerospace.  We have performed significant additional development work, and have proprietary rights, in the surgical head mounted display design.  Our head mounted display, which we believe is the first specifically designed for surgical use, provides 3-D visualization of small delicate body structures, has the capability of integrating relevant data and presents the image seen by the surgeon in the most correct, intuitive and ergonomic way.  Wearing the head mounted display, the surgeon can also perform surgery “in-line”—meaning with the eyes, hands, instruments and subject in-line.  In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

Our head mounted display is a proprietary, lightweight, high resolution display designed to allow the surgeon to view information on demand, whether such information is generated from attached endoscopes, microscopes or monitoring equipment in the operating room.  Further enhancements to the head mounted display allow for voice-activated control and information display from other diagnostic equipment in the hospital or from remote locations via information networks.  The video display in the head mounted display is fixed in relation to the surgeon’s eyes, but his or her head may move into any position necessary for comfort.  The display design allows the surgeon to have a constant view of the surgical anatomy required for the procedure as well as full awareness of the surroundings in the operating room.  Our head mounted display is designed to provide a true 3-D image by replicating the way the human visual system works—left and right acquired images are delivered directly to left and right liquid crystal displays.  It is also designed so that it can be worn with conventional surgical loupes.

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

EndoSite:  3-D visualization and information system for general surgery and other complex endoscopic procedures

The most recent application of our platform technology is complex procedures in general surgery.  Our first public demonstration of this platform was in October 2002, principally targeted at the emerging procedure of minimally invasive gastric bypass to control morbid obesity, but also applicable to many emerging minimally invasive procedures. Our advanced visualization system is designed to be modular and consists of the following major components:

Component	Description

Head mounted display/EndoSite

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

All necessary 510(k) clearances which are required to market the components of the EndoSite have been received.

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

Ethicon Endo-Surgery, Inc.

In June 2001, we entered into an agreement with Ethicon Endo-Surgery, Inc. (EES) providing that the companies will work together in developing the surgical weight reduction market.  This alliance primarily involves sales and marketing support by EES of our Laparascopic Bariatric Surgery (LBS) program and other Vista products and services related to the surgical weight reduction market.  Also, we will receive payments in return for the Company’s commitment to promote use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers with no obligation by the Company or its customers to purchase any EES equipment.   The agreement also provides that the companies will evaluate other complex minimally invasive surgical procedures which may benefit from the type of combined training and technology involved in the LBS program and gives EES the right of first negotiation to acquire certain technology from us, which right has been declined by EES.  The agreement with EES is renewable annually, and was renewed for the period commencing in 2002.

Jomed

In May 2000, we entered into an exclusive distribution agreement and a cooperative technology agreement with Jomed International.  Under the exclusive distribution agreement, Jomed became the exclusive distributor of our Series 8000 product in cardiac and related interventional radiology markets.  In connection with this agreement, Jomed agreed not to market or sell any product directly competitive with our products in these fields.  Jomed agreed to pay us a fixed amount for each product ordered, as well as royalties based on gross profits of units sold.  We agreed to supply products to Jomed at a price that is at least as favorable as that charged to other customers.  Each year during the term of the distribution agreement, we will agree upon a marketing plan with Jomed and will be allowed to terminate Jomed’s exclusive rights if they, by negligence, fail to implement the marketing plans in any material respect.  In this event, Jomed would then retain non-exclusive rights to distribute our product for a period of time.  The distribution agreement is to remain in effect until December 31, 2004 and is automatically renewable for additional one-year periods if Jomed has met at least 70% of its projected sales for the previous year.  The distribution agreement may be terminated for material breach by either party or if either party ceased to do business or seeks protection under any bankruptcy proceeding.  Jomed applied for bankruptcy protection in the Netherlands in January, 2003.  We have not yet elected to terminate the agreement pending clarification of Jomed’s ongoing status. During 2002, we derived 9% of our revenue from sales to Jomed.

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

In June 2000, we retroactively waived future payment of specified royalties by Kaiser provided for in the license agreement with them.  In return, Kaiser agreed to cancel an order that we had placed for a shipment of head mounted display units, without additional cost to us.  In late 2001, we started working with Kaiser Electro-Optics (now a subsidiary of Rockwell Collins) on development of the next generation head mounted display, which was introduced to the market in October, 2002.

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

Intellectual property protection

We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights.  As of December 31, 2002, we had exclusive ownership rights to 17 issued United States patents, 1 pending United States patent applications and 2 pending foreign applications covering various aspects of our devices and systems.  Furthermore, as of the same date, we had exclusive rights in the medical field to 6 issued United States patents, 5 issued foreign patents and 4 pending foreign applications covering various aspects of our devices and systems.  In 1998 we additionally obtained from Carl Zeiss non-exclusive rights to three issued United States patents and four pending foreign applications.  We intend to file additional patent applications in the future.  The failure of such patents to issue could damage our ability to protect our proprietary information.

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

Governmental Regulation: Health Care Services

As a participant in the health care services industry the Company is, and the VOW Centers, if any, will be subject to extensive and frequently changing regulation under many laws administered by governmental entities at the federal, state and local levels.  Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its business, financial position or results of operations could be materially adversely affected. Furthermore,  the Company’s participating surgeons and hospitals are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Laws regulating health care providers cover a broad array of subjects.  For example, the confidentiality of patient medical information and the circumstances under which such information may be released for inclusion in the Company’s databases, or released by the Company to third parties, are subject to substantial regulation by the federal and state authorities.  These laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly.  The Company has established an implementation plan that it believes complies with the existing federal and state laws and regulations.

In addition, provisions of the Social Security Act prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by Medicare, Medicaid and similar other federal or state health care programs.  Sanctions for violation of these provisions include criminal penalties and civil sanctions, including fines and possible exclusion from federal and state health care programs.  Most states have also enacted illegal remuneration laws that are similar to the federal laws, but typically apply to referrals for services reimbursed by all third-party payors, not just federal or state health programs.  These laws are applicable to the Company’s financial relationships with, and any marketing or other promotional activities involving, our participating surgeons and hospitals.

Moreover, all states regulate the provision of health care services, including those to be provided at the Centers, and require participating surgeons and hospitals to be licensed and to comply with applicable laws and regulations.  It is also possible that some states currently, or in the future may, require licensure or registration of certain of the Company’s operations, and may further regulate how the company does business.  Finally, various states regulate the operations of an advertising and referral service for physicians, and may require registration of such services with a state agency as well as compliance with various requirements on how they conduct business and structure their relationships with participating providers.

The Company is unable to predict the future course of such federal, state and local regulation or legislation.  Changes in the regulatory framework could have a material adverse affect on the Company’s business, financial position or results of operation.

Governmental Regulation: Medical Devices

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

Training

The introduction of new technology requires training for both surgeons and operating room personnel.  The model for our training philosophy is our sponsorship of the Laparoscopic Bariatric Surgery program, introduced in early 2000.  This comprehensive program is designed to provide participants with the complete information, training and technology necessary to perform minimally invasive gastric bypass surgery as a treatment for morbid obesity.

Clinical evaluation

All of our product lines are developed with frequent input from our clinical advisory boards which are discussed under “Clinical Advisory Boards.”  This evaluation phase may progress into a publication phase with advisors publishing results of their experience in leading publications or speaking at major clinical conferences.  We support such research, although we have no control over the content or timing of any publication or presentation, because impartial education of the general clinical audience is a key component in establishing procedure and equipment acceptance.  As part of our strategy, we also intend to continue to support seminars and symposiums and participate in industry trade shows either independently or in conjunction with our strategic partners.

International sales

We entered into a strategic relationship with Richard Wolf, GmbH, for distribution of our products in general surgery, gynecology, and urology in all international markets.  Although the formal agreement has now lapsed, we maintain close relations with Richard Wolf in developing markets for advanced visualization technology. We also entered into a strategic relationship with Jomed N.V. for cardiac surgery, although Jomed applied for bankruptcy protection in the Netherlands in January, 2003.  For a description of these relationships, please see “Strategic Alliances”.  We will continue to evaluate partnership opportunities as appropriate for international sales of all of our product lines.

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

Employees

As of February 28, 2003, we had 35 full-time employees, of whom one holds an advanced degree.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.  We believe our relations with our employees are good.

Web Site Access to SEC Filings

We maintain an Internet website at www.vistamt.com.  We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Recent Developments

In March 2003, we raised an additional $950,000 in equity capital through the sale of shares of our preferred stock.  These shares of preferred stock are convertible into shares of our common stock.  We sold these shares in a private placement to two accredited investors.  In connection with these sales, we agreed to register (under certain circumstances) the shares of common stock issuable upon conversion of the preferred stock.

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

At December 31, 2002, we had cash, cash equivalents and short-term investments of $829,000.  Additionally, in March 2003, we raised an additional $950,000 through a private placement of preferred stock.  We believe that these cash resources, together with cash from operations will be sufficient resources for the next twelve months.

We are working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services. For our business to be successful, we believe we must establish and grow our Obesity Surgery Management Services business.  As a result, we may be required to raise additional funds to support our planned operations.  In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds.  If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue our new objectives.  Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

•                                          The extent to which our products and services gain market acceptance;

•                                          Costs associated with establishing marketing, and operating our Obesity Surgery Management Services Business and other related programs;

•                                          The progress and scope of product evaluations;

•                                          The timing and costs of filing future regulatory submissions;

•                                          The timing and costs required to receive both domestic and international governmental approvals;

•                                          The timing and costs of product and services introductions;

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

Our failure to maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market may result in the de-listing of our common stock.

We have recently satisfied the requirements for continued listing of our common stock on the Nasdaq SmallCap Market outlined for us by the Nasdaq Listing Qualifications Panel on February 21, 2003.  We accomplished this by raising additional equity capital such that we achieved a shareholders’ equity balance of at least $2,800,000.  The Nasdaq SmallCap Market has notified us that our exception to the continued listing requirements shall be extended until March 31, 2003.  Although we expect to maintain the minimum required shareholder’s’ equity balance, we have very little cushion to protect against an unexpected decline.  Our failure to maintain the minimum required shareholders’ equity balance could cause our common stock to be de-listed from the Nasdaq SmallCap Market.  We cannot assure you that we will be able to remain in compliance.

If we dispose of some or all of our visualization technology business, our future success will depend on our ability to establish and grow our obesity surgery management business.

Together with our investment advisors, we are currently considering strategic options with respect to our visualization technology business.  In the event we determine to sell all or a portion of that business, our future success as a company will increasingly depend on our ability to execute on the establishment and growth of our obesity surgery management services business.  As a company, we have limited experience in the provision of surgical services.  We will also be required to build this business from the ground up, finding partners and surgeons willing to participate.  We cannot assure you that we will be able to build a successful services business.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of December 31, 2002, we have incurred cumulative net losses of $65.9 million.  We expect to incur losses for at least the next 9 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

As a company, we do not have experience in the ownership and management of health care service businesses.

As a company we do not have extensive experience in providing management services and have no direct experience in the management of bariatric surgical programs.  We have been involved in the development of bariatric surgical programs since 2000, but have never directly managed these programs.  As such, we have only a limited and indirect operating history upon which an evaluation of our prospects in this business sector can be based.  Our prospects therefore, must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly when involved in new and rapidly evolving markets.  To address these risks, we must, among other things, respond to competitive developments and attract, retain and motivate qualified staff.  There can be no assurance that we will be successful in addressing such risks or in implementing our business strategy.  There can be no assurance that we will be able to achieve or sustain revenue growth or profitability.

Success of the Vista Obesity and Wellness Institutes depends on our entering into agreements with hospitals and surgeons; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

We plan to set up our VOW Institutes in conjunction with hospitals and surgeons.  There can be no assurance that negotiations for the establishment of these Institutes will not be protracted or impossible to negotiate satisfactorily.  Because of our limited experience in negotiating and concluding these agreements, we cannot accurately predict the time and expense involved, and any unexpected delays could prevent the execution of our strategic plan.

We expect to need additional funding if we are to fully develop the VOW Institute concept.

Any deviation in the timing or projected cash flow of our Obesity Surgery Strategy may cause us to require additional investment capital.  There can be no assurance that such capital will be available to the extent required, or at all.  The amount of additional capital which we may need to raise will depend on many factors, including:

•                  the extent to which the Institutes and other services gain market acceptance,

•                  the speed with which we can execute our plan;

•                  the levels of reimbursement for procedures performed;

•                  the extent of competition.

We will incur significant expenses as we attempt to establish and grow our obesity surgery management services business.

Establishing our new services business will be expensive and time-consuming.  Significant management time and energy will be diverted from our existing visualization technology business as we attempt to establish relationships and partnerships with surgeons and entities willing to participate in the establishment of our obesity surgery centers.  These centers will also be financially costly to establish and operate.  If we do not generate sufficient surgical procedures through these centers, the fees we receive for the services we provide may be insufficient to sustain the business.

After establishing a VOW Institute, we must continue to prove our value proposition.

In order to successfully negotiate and complete agreements with doctors and hospitals to establish a VOW Institute, we will present them with our projected revenues and operational metrics.  We cannot assure you that our projections will prove accurate or that we will be able to provide the anticipated metrics.  Our projections are based on limited input and operational history and failure to meet such projections will negatively impact our business.

We operate in a competitive market; new technologies, procedures, or pharmaceuticals could radically change the modality of treatment of morbid obesity and negatively impact our management services business and the projected VOW Institutes.

The market for products and services that address obesity is competitive and new offerings and technologies are becoming available regularly.  We are aware of several developments, primarily involving nerve stimulation or balloon technology, which may come to the market in the next few years.  These devices would be implanted or placed in a relatively simple endoscopic procedure.  If they prove to be more effective than gastric bypass surgery in curing morbid obesity, then the economic structure of the business could be negatively impacted.  Also, many pharmaceutical companies are researching drug therapies for combating obesity.  If they prove successful in finding a more effective solution for morbid obesity than gastric bypass surgery, then demand for surgery is likely to decline substantially.

We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition.

If we fail to retain our key personnel and hire, train and retain additional qualified and experienced employees, we may not be able to compete effectively.

Our future success will depend to a large extent on retaining our core operating management team and recruiting sufficient qualified employees to manage and staff our services businesses.  There is likely to be a competitive labor market for such staff and there is no assurance that we will be able to attract and retain an adequate number of suitable employees.

We are, to a significant extent, dependent on distribution partners to sell our visualization technology products.

We only have a small direct sales force and, in the past, we were primarily dependent on agreements with third parties for sales of the majority of products derived from our core three-dimensional technology.  Two of our primary distribution agreements were terminated in 2000.  We entered into an arrangement with Jomed N.V. in May, 2000 to transition distribution in cardiac surgery and to continue supporting our cardiac customer base.  However, the success of this transition depends upon the concurrent development of new technology by Jomed N.V. and may not be achieved in a reasonable timeframe, or at all.  If we are unable to make this transition, we may be unsuccessful in distributing our cardiac surgery products and may lose revenues. Jomed applied for bankruptcy protection in the Netherlands in January, 2003.  We have not yet elected to terminate our agreement pending clarification of Jomed’s ongoing status.

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

Our profitability is dependent upon the successful commercialization of our visualization technology products and the establishment and growth of our obesity surgery management services business.

Products derived from our core visualization technology – the Endosite for general surgery and the Series 8000 for minimally invasive cardiac surgery – are expected to account for the majority of our visualization technology revenues over the next several years.  The demand for these products may not be sufficient to allow us to achieve profitable operations.  Our development efforts for improvements to these products may not be successful.  In addition, other products under development may not be shown to be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, acquire appropriate regulatory clearances or be successfully marketed.  Our obesity surgery management services business is of relatively recent origin and it is difficult to predict its longer term success.

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

The provision of health care services is subject to considerable regulation by state and federal agencies.

The Institutes will need to comply with many laws and regulations, both state and federal, which govern the provision of health care services.  If they fail to comply with any such laws and regulations, then the penalties involved could be serious, time-consuming for management and expensive.  Inexperience in health care services could contribute to an inadvertent breach of laws or regulations.  (See Governmental Regulation.)

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

•                                          personnel changes and

•                                          the level of international sales.

Our profitability in our visualization technology business is directly related to the level of reimbursements for surgical procedures using our products.

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

We have licensed some aspects of our technology from third parties.  The rights under the governing agreements may be terminated if we breach our obligations or in other circumstances.  Our failure to retain rights to these licensed rights could negatively impact our business.  For additional information concerning the agreements which govern these relationships, please see “Business—Strategic Alliances” and “Business – Licenses.”

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

Item 2.             PROPERTIES

Our facilities consist of approximately 5,000 square feet of subleased office space located in Carlsbad, California, in which our executive offices, plus the staff of our Obesity Surgery Management Services Business is located.   In addition, we maintain a facility of approximately 17,850 square feet in Westborough, Massachusetts in which the development, engineering, manufacturing operations and customer service personnel of our Visualization Technology Business are located.   The lease under which we have acquired the right to occupy the Westborough facilities expires in October 2004.  We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

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

None.

PART II

Item 5.             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                                  Market Price of and Dividends on the Registrant’s Common Equity.

Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq Small Cap Market under the symbol “VMTI.”  The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq Small Cap Market from January 1, 2001 through December 31, 2002.

Quarter	High	Low

1st Quarter 2001	$6.00	$1.875

2nd Quarter 2001	$5.00	$2.76

3rd Quarter 2001	$4.00	$1.55

4th Quarter 2001	$4.30	$1.70

1st Quarter 2002	$4.59	$2.47

2nd Quarter 2002	$4.15	$3.65

3rd Quarter 2002	$4.20	$2.70

4th Quarter 2002	$3.90	$2.52

On March 21, 2003 the last reported sale price of the Common Stock was $1.55.  As of March 21, 2003, there were approximately 99 holders of record of the Common Stock.

We have never declared or paid any cash dividends on our capital stock.  We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

The information called for by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the material in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003.

Item 6.                     SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	1998	1999	2000	2001	2002
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Sales	$6,572	$5,516	$6,539	$9,326	$11,106

Cost and expenses:

Cost of sales	6,119	7,521	5,947	6,405	5,989

Research and development	5,480	3,229	1,736	1,945	1,709

Sales and marketing	5,953	2,890	1,158	2,237	2,690

General and administrative	5,039	2,178	1,925	2,031	1,882

Restructuring expense	940	690	(400)	—	—

Total costs and expenses	23,531	16,508	10,366	12,618	12,270

Loss from operations	(16,959)	(10,992)	(3,827)	(3,292)	(1,164)

Interest income	900	218	213	70	17

Other gains/(losses)	(662)	51	—	—	—

Net loss	$(16,721)	$(10,723)	$(3,614)	$(3,222)	$(1,147)

Basic and diluted net loss per share	$(5.02)	$(3.16)	$(0.80)	$(0.66)	$(0.23)

Shares used in computing basic and diluted loss per share	3,328,000	3,398,000	4,495,000	4,906,000	4,969,000

	DECEMBER 31,
BALANCE SHEET DATA:	1998	1998	2000	2001	2002
	(IN THOUSANDS)

Cash, cash equivalents and short-term investments	$8,803	$1,658	$2,934	$1,317	$829

Working capital	12,128	2,972	5,113	2,696	2,000

Total assets	16,605	7,367	7,155	4,823	4,182

Accumulated deficit	(47,218)	(57,941)	(61,555)	(64,777)	(65,925)

Total stockholders’ equity	14,666	4,584	6,151	3,091	2,081

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

Overview of our Business

Our Obesity Surgery Management Services Business provides services to surgeons and hospitals which support the introduction of laparoscopic gastric bypass surgery as a treatment for morbid obesity including management of clinical training courses, production of patient awareness and marketing materials and systems analysis.  We believe that this comprehensive approach to “surrounding the procedure” is applicable in other complex minimally invasive disciplines, based on the model we have developed for gastric bypass surgery. We develop, manufacture and market products that provide information to doctors performing minimally invasive general surgical, cardiac surgical and other selected microsurgical procedures.   Our products combine a head mounted display with video cameras to provide surgeons with critical visual information during these microsurgical procedures, combined with the ability to view new additional information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  Our product line include the EndoSite Advanced Visualization and Information System for general surgery and other complex endoscopic procedures.  In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and which allows the surgeon an adequate view of the internal part of the body being repaired.

At December 31, 2002, we had 35 employees.  We expect staffing to increase in the near term to approximately 45 employees and stabilize at or near that level for the balance of our fiscal year 2003.  The increase in staffing will come from the obesity management services section of our business. We expect staffing to remain constant in our Westborough facility based on the fact that significant development work on our core platform technology is now complete and our strategic decisions to partner rather than develop an independent distribution capability.

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

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market.  The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At December 31, 2002 such inventory reserves approximated $1,045,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.

Our Results of Operations

Year ended December 31, 2002 compared with year ended December 31, 2001

Revenues

We had revenues from product sales and contract revenue of $11,106,000 for the year ended December 31, 2002 and product sales and contract revenue of $9,326,000 for the year ended December 31, 2001.  The increase in revenues during 2002 was primarily due to increased unit sales from our Laparoscopic Bariatric Surgery program.  Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows:  during 2002, one customer accounted for 14% of revenues, and during 2001, three customers accounted for 22%, 18%  and 10% of revenues, respectively.

Costs and expenses

Cost of revenues.  Our cost of revenues were $5,989,000 and $6,405,000 for the years ended December 31, 2002 and 2001, respectively.  Our gross margins were 46% and 31% for the years ended December 31, 2002 and 2001, respectively.  The increase in gross margin was primarily due to increased unit sales of our higher margin Laparoscopic Bariatric Surgery program coupled with associated contract revenue recognition of $1,000,000 from an agreement with Ethicon Endo-Surgery, Inc., with no associated cost of revenues.

Research and development expenses.  Our research and development expenses were $1,709,000 and $1,945,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease in research and development expenses during 2002 was primarily attributable to near completion of next generation product development.  Since 2000, the Company’s principal development efforts have focused on new products and services within the surgical obesity market.  Approximately $600,000 of the $1,709,000 research and development expenses were spent on the next generation Head Mounted Display which started shipping in the fourth quarter of 2002.  There were no other individually significant research projects.  The Company’s future spending on research and development will be focused on further expansion of LBS peripheral products and services and development of the next generation Head Mounted Display.

Sales and marketing expenses.  Our sales and marketing expenses were $2,690,000 and $2,237,000 for the years ended December 31, 2002 and 2001,  respectively.  The increase in sales and marketing expenses during 2002  reflects a ramp up of field activities for the obesity surgery market.

General and administrative expenses.  Our general and administrative expenses were $1,882,000 and $2,031,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease during 2002 was primarily due to lower depreciation and facility charges.

Other income and losses

Interest income. Our net interest income was $17,000 and $70,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in 2002 was due primarily to decreasing average cash balances and lower interest rates.

Taxes

At December 31, 2002, we had federal and state tax net loss carryforwards of approximately $53,415,000 and $44,140,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $1,080,000 of the state tax loss carryforwards expired in 2002, and will continue to expire in 2003 unless previously utilized. At December 31, 2002, we also had federal and state research tax credit carryforwards of approximately $2,133,000 and $536,000, respectively, which will begin to expire in 2010 unless previously utilized. We have provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

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

Costs and expenses

Cost of revenues.  Our cost of revenues were $6,405,000 and $5,947,000 for the years ended December 31, 2001 and 2000, respectively.  Our gross margins were 31% and 9% for the years ended December 31, 2001 and 2000, respectively.  The increase in gross margin was primarily due to increased unit sales of our higher margin Laparoscopic Bariatric Surgery Program coupled with contract revenue recognition of $583,000 from an agreement with Ethicon Endo-Surgery, Inc., with no cost of revenues.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been funds raised from public and private placements of our capital stock and, to a lesser degree, cash flows generated from operations.  At December 31, 2002, we had cash, cash equivalents and short-term investments of $829,000.  In addition, in March 2003, we raised an additional $950,000 through a private placement of preferred stock.

Net cash used in operating activities was approximately $443,000, $1,556,000 and $3,388,000 in 2002, 2001 and 2000, respectively.  The decrease in net cash used in operating activities during 2002 compared to 2001 was primarily attributable to decreasing net losses partially offset by increased inventory purchases.  The decrease in net cash used in operating activities during 2001 compared to 2000 was primarily attributable to decreasing net losses and the receipt of $500,000 of payments under an agreement with Ethicon Endo-Surgery.

Net cash provided from investing activities was approximately $29,000 in 2002, and cash used for investing activities was $257,000 and $210,000 in 2001 and 2000, respectively.  The increase in cash provided from investing activities in 2002 was primarily attributable to maturities of short-term investments, partially offset by increased purchases of property and equipment.  The increase in net cash used for investing activities in 2001 compared to 2000 was primarily attributable to increasing purchases of short-term investments partially offset by decreasing purchases of property and equipment.

Cash flows from financing activities were $71,000, $25,000 and $4,819,000 in 2002, 2001 and 2000, respectively.  The cash flows from financing activities in 2002 and 2001 were primarily attributable to proceeds from purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.   The cash flows from financing activities in 2000 were primarily attributable to the sale of stock to three of our stockholders with net proceeds of approximately $4,591,000, along with purchases of stock by employees through our employee stock purchase plan.

We incurred operating losses in 2000, 2001 and 2002, and at December 31, 2002, had an accumulated deficit of $65.9 million.  At December 31, 2002, we had cash and short-term investments of $829,000.  In March 2003, we sold $950,000 of preferred stock in a private placement to two accredited investors.  In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2003 and is subject to annual renewals.  We believe that these sources of liquidity, together with anticipated 2003 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through January 2004.  However, certain circumstances, including slow rate of market acceptance of our products or inability to scale up manufacturing, would accelerate use of these funds and require us to seek additional funds to support operating requirements.   There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail its operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, our investment portfolio included fixed-income securities of $0.4 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at December 31, 2002.  At December 31, 2002, we had no advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk.  The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.                                                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)           Identification of Directors.  The information under the caption “Proposal 1 - Election of Directors,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003,  is incorporated herein by reference.

(b)           Identification of Executive Officers.  The information under the headings “Executive Officers and Key Employees,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003, is incorporated herein by reference.

(c)           Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003, is incorporated herein by reference.

Item 11.                  EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003, is incorporated herein by reference.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003.

Item 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2003, is incorporated herein by reference.

Item 14.     STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES

(a)     Evaluation of Controls and Procedures

Within 90 days before the filing of this report, our Chief Executive Officer, Mr. Lyon, and Chief Financial Officer, Mr. Gorgol, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Lyon and Mr. Gorgol concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

(b)               Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

PART IV

Item 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           (1)           Financial Statements

The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

(2)           Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore   have been omitted, except for Schedule II required under Regulation S-X, Rule 5-04, which is included herein following the Financial Statements.

(b)           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)           Exhibits

NUMBER EXHIBIT	DESCRIPTION

3.1(1)	Second Restated Certificate of Incorporation
3.4(2)	Restated Bylaws.
3.2(14)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3**	Certificate of Designations of Series A Convertible Preferred Stock
4.1(2)	Form of certificate for common stock.
4.2**	Registration Rights Agreement datd March 3, 2003, with the parties listed on Exhibit A therto.
10.1(2)	Series A-1 Preferred Stock Purchase Agreement with the purchasers listed on Schedule A thereto, dated July 27, 1995.
10.2*(2)	Manufacturing Supply Agreement with Kaiser Electro-Optics, Inc., dated July 19, 1995.
10.3(2)	Amended and Restated Investors’ Rights Agreement with the stockholders listed on Schedule A thereto, dated November 27, 1996.
10.4(2)	Amendment to the Amended and Restated Investors’ Rights Agreement with Heartport and the stockholders listed on Exhibit A thereto, dated February 22, 1997.
10.5(2)	Letter Agreement regarding Investment Representations and Registration Rights between us and Urohealth Systems, Inc., dated December 13, 1996.
10.59**	Preferred Stock Purchase Agreement dated March 3, 2003, with the parties listed on Schedule A therto.
10.6*(2)	Consulting Agreement with Harry R. McKinley, dated September 15, 1995, as amended.
10.7(2)	Form of Professional Services Agreement.
10.8(2)	Form of Non-Disclosure Agreement for Proprietary or Business Confidential Information.
10.9(2)	Non-Competition, Non-Disclosure and Patent and Inventions Assignment Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991.
10.10*(2)	License and Development Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991, as amended on June 28, 1994.
10.11*(2)	License Agreement with Allen Newman, dated September 2, 1994, as amended December 13, 1996.
10.12*(2)	Agreement to Amend License and Development Agreement with Harry R. McKinley and McKinley Optics, Inc., dated September 15, 1995.
10.13*(2)	License Agreement with Kaiser Aerospace, dated July 19, 1995.
10.14*(2)	Technology Strategic Alliance: Memorandum of Understanding with Kaiser Electro Optics, Inc., dated July 19, 1995.
10.15*(2)	Non-Exclusive License Agreement with Fuji Photo Film Co., Ltd. and Fuji Photo Film Optical Co., Ltd., dated June 25, 1996.
10.16(2)

Lease dated April 14, 1994, as amended by a certain First Amendment to Lease dated March 29, 1996 and a Second Amendment to Lease dated October 22, 1996 with Robert F. Tambone, as Trustee of MAT Realty Trust, u/d/t dated June 4, 1986.

10.17(2)	Standby Letter of Credit from Silicon Valley Bank, dated August 9, 1996.
10.18(2)	1995 Stock Option Plan.
10.19(2)	1995 Stock Option Plan Form of Notice of Grant.
10.20(2)	1995 Stock Option Plan Form of Stock Option Agreement.
10.21(2)	1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(2)	1997 Stock Option/Stock Issuance Plan, as amended.
10.23(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.25(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.26(2)	1997 Employee Stock Purchase Plan.
10.27(2)	Form of Indemnification Agreement between us and each of our directors.
10.28(2)	Form of Indemnification Agreement between us and each of our officers.
10.29(2)	Form of Waiver of Registration Rights, dated February 28, 1997.
10.30(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.31(2)	Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.32(4)	Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.33(4)	Second Amendment to the Amended and Restated Investor’s Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.

10.38(5)	Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.39(6)	Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.40(7)	Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.41(7)	Employment Agreement with John Lyon dated December 28, 1998.
10.42(7)	Employment Agreement with Koichiro Hori dated December 28, 1998.
10.43(7)	Employment Agreement with Allen Newman dated December 28, 1998.
10.44(7)	Employment Agreement with Robert De Vaere dated December 28, 1998.
10.45(7)	Fifth Amendment to Lease dated April 30, 1999.
10.46(7)	Sofamor Danek letter Amendment dated April 1999.
10.47(9)	Agreement with John Lyon dated July 20, 1999.
10.48(9)	Agreement with Koichiro Hori dated July 20, 1999.
10.49(9)	Agreement with Allen Newman dated July 20, 1999.
10.50(9)	Agreement with Robert De Vaere dated July 20, 1999.
10.51*(10)	Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
10.52(11)	Termination Agreement with Medtronic, Inc., dated March 27, 2000.
10.53(11)	Transition Agreement with Medtronic,Inc., dated March 27, 2000.
10.54(11)	Common Stock purchase Agreement with John Kennedy, dated as of August 2, 2000.
10.55(12)	Amendment Two to Industrial Real Estate Lease with Ocean Pacific Tech Centre, dated January 30, 2001.
10.56(12)	Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.
10.57(12)	Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
10.58*(13)	Exclusive Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc., dated as of June 22, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney.
27.1	Financial Data Schedule
99.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to our Form 10-K/A, filed on September 10, 1998.

(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 2, 1997.

(3)	Incorporated by reference to our Form 10-Q, filed on November 13, 1997.

(4)	Incorporated by reference to our Form 10-K, filed on March 30, 1998.

(5)	Incorporated by reference to our Form 10-Q, filed on August 12, 1998.

(6)	Incorporated by reference to our Form 10-Q, filed on November 13, 1998.

(7)	Incorporated by reference to our Form 10-K, filed on March 29, 1999.

(8)	Incorporated by reference to our Form 10-Q, filed on August 13, 1999.

(9)	Incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 1999.

(10)	Incorporated by reference to our Form 10-K, filed on March 29, 2000.

(11)	Incorporated by reference to our Form 10-Q, filed May 12, 2000.

(12)	Incorporated by reference to our Form 10-Q filed April 2, 2001.

(13)	Incorporated by reference to our Form 10-Q, filed August 3, 2001.

(14)	Incorporated by reference to our Form 10-Q, filed November 14, 2001.

*                                         Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”).  This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securities Act.

**                                  Filed herewith

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2003 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.

Date: March 29, 2003	By:	/s/ John R. Lyon
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

SIGNATURE	TITLE	DATE

/s/ John R. Lyon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2003
(John R. Lyon)

/s/ Stephen A. Gorgol	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2003
(Stephen A. Gorgol)

/s/ James C. Blair	Chairman of the Board and Director	March 29, 2003
(James C. Blair)

/s/ George B. DeHuff	Director	March 29, 2003
(George B. DeHuff)

/s/ Nicholas B. Binkley	Director	March 29, 2003
(Nicholas B. Binkley)

/s/ Daniel J. Holland	Director	March 29, 2003
(Daniel J. Holland)

/s/ Larry M. Osterink	Director	March 29, 2003
Larry M. Osterink)

CERTIFICATIONS

I, John R. Lyon, certify that:

1.          I have reviewed this annual report on Form 10-K of Vista Medical Technologies, Inc.

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003	/s/ John R. Lyon
John R. Lyon
President and Chief Executive Officer

I, Stephen A. Gorgol, certify that:

1.          I have reviewed this annual report on Form 10-K of Vista Medical Technologies, Inc.

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Chief Financial Officer

Vista Medical Technologies, Inc.

Report of  Independent Auditors

The Board of Directors and Stockholders

Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
January 27, 2003, except for Note 10, as to which the date is March 3, 2003

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2001	2002
ASSETS
Current assets:

Cash and cash equivalents	$800,547	$457,052

Short-term investments	516,855	372,320

Accounts receivable, net	1,862,028	1,670,480

Inventories, net	1,094,574	1,493,278

Other current assets	154,827	108,536

Total current assets	4,428,831	4,101,666

Property and equipment, net	357,646	77,431

Patents and other assets, net	37,013	3,061

Total Assets	$4,823,490	$4,182,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$741,003	$955,961

Accrued compensation	203,413	262,225

Deferred revenue	416,667	499,167

Accrued liabilities	371,319	383,848

Total current liabilities	1,732,402	2,101,201

Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value:

Authorized shares – 35,000,000

Issued and outstanding shares - 4,913,031 in 2001 and 5,001,749 in 2002	49,130	50,017

Additional paid-in capital	67,974,087	68,079,862

Notes receivable from stockholders	(78,375)	(78,375)

Deferred compensation	(76,305)	(45,947)

Accumulated deficit	(64,777,449)	(65,924,600)

Total stockholders’ equity	3,091,088	2,080,957

Total liabilities and stockholders’ equity	$4,823,490	$4,182,158

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2000	2001	2002

Revenues	$6,539,213	$9,326,490	$11,106,130

Cost and expenses:

Cost of revenues	5,946,887	6,405,340	5,988,881

Research and development	1,735,617	1,945,433	1,709,534

Sales and marketing	1,158,422	2,237,108	2,690,032

General and administrative	1,925,168	2,030,917	1,882,260

Restructuring	(399,750)	—	—

Total costs and expenses	10,366,344	12,618,798	12,270,707

Loss from operations	(3,827,131)	(3,292,308)	(1,164,577)

Interest income	213,245	69,879	17,426

Net loss	$(3,613,886)	$(3,222,429)	$(1,147,151)

Basic and diluted net loss per share	$(0.80)	$(0.66)	$(0.23)

Shares used in computing basic and diluted net loss per share	4,495,522	4,906,197	4,968,519

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	NOTES RECEIVABLE FROM STOCKHOLDERS	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	TOTAL	COMPREHENSIVE LOSS
	SHARES	AMOUNT

Balance at December 31, 1999	3,448,879	$34,488	$63,146,204	$(78,375)	$(576,738)	$(57,941,134)	$4,584,445	$(10,724,497)

Exercise of stock options for cash	7,153	72	12,231				12,303
Issuance of stock under employee stock purchase plan	22,871	229	45,263				45,492
Issuance of common stock to employee	3,519	35	15,624				15,659
Issuance of common Stock to business partner	1,318	13	7,687				7,700
Issuance of warrant for services			103,595				103,595
Deferred compensation-issuance of options to consultants			52,870		(52,870)		—
Amortization of deferred compensation					361,657		361,657
Issuance of common stock in conjunction with a second offering at $0.85 per share	1,413,602	14,136	4,620,061				4,634,197
Net loss					—	(3,613,886)	(3,613,886)	$(3,613,886)

Balance at December 31, 2000	4,897,342	$48,973	$68,003,535	$(78,375)	$(267,951)	$(61,555,020)	$6,151,162	$(3,613,886)

Exercise of stock options for cash	4,325	43	3,438				3,481
Issuance of stock under employee stock purchase plan	11,364	114	21,295				21,409
Forfeitures of non employee stock options			(21,387)		21,387		—
Deferred compensation-issuance of options to consultants			99,900		(99,900)		—
Amortization of deferred compensation					274,787		274,787
Recapture of deferred compensation			(132,694)		(4,628)		(137,322)
Net loss						(3,222,429)	(3,222,429)	$(3,222,429)

Balance at December 31, 2001	4,913,031	$49,130	$67,974,087	$(78,375)	$(76,305)	$(64,777,449)	$3,091,088	$(3,222,429)

Exercise of stock options and warrant for cash	64,808	648	34,983				35,631
Issuance of stock under employee stock purchase plan	23,910	239	34,792				35,031
Deferred compensation- issuance of options to consultants			36,000		(36,000)		—
Amortization of deferred compensation					66,358		66,358
Net loss						(1,147,151)	(1,147,151)	$1,147,151)

Balance at December 31, 2002	5,001,749	$50,017	$68,079,862	$(78,375)	$(45,947)	$(65,924,600)	$2,080,957	$(1,147,151)

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2000	2001	2002

OPERATING ACTIVITIES

Net loss	$(3,613,886)	$(3,222,429)	$(1,147,151)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	729,126	728,481	430,106

Amortization of deferred compensation	361,657	137,462	66,358

Changes in operating assets and liabilities:

Accounts receivable, net	(186,806)	(498,113)	191,548

Inventories, net	947,874	607,094	(398,704)

Other current assets	152,529	(37,959)	46,291

Accounts payable	(525,353)	280,835	214,959

Accrued compensation	(12,822)	10,753	58,812

Deferred revenue	—	416,667	82,500

Accrued liabilities	(1,240,754)	20,798	12,529

Net cash flows used in operating activities	(3,388,435)	(1,556,411)	(442,752)

INVESTING ACTIVITIES

Purchases (maturities) of short-term investments	(56,035)	(171,631)	144,535

Purchase of property and equipment	(154,380)	(85,307)	(115,940)

Net cash flows (used in) provided by investing activities	(210,415)	(256,938)	28,595

FINANCING ACTIVITIES

Issuance of common stock, net	4,818,946	24,890	70,662

Net cash flows provided by financing activities	4,818,946	24,890	70,662

Net increase (decrease) in cash and cash equivalents	1,220,096	(1,788,459)	(343,495)

Cash and cash equivalents at beginning of year	1,368,910	2,589,006	800,547

Cash and cash equivalents at end of year	$2,589,006	$800,547	$457,052

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2002

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

The Company incurred operating losses in 2000, 2001 and 2002, and at December 31, 2002, had an accumulated deficit of $65.9 million.  At December 31, 2002, the Company had cash and short-term investments of $829,000.  In March 2003, the Company sold $950,000 of preferred stock in a private placement to two accredited investors (see Note 10).  In addition, the Company has amounts available under a $2.0 million bank line of credit facility, which expires in October 2003 and is subject to annual renewals.  The Company believes that these sources of liquidity, together with anticipated 2003 product revenues and interest income, will be sufficient to meet its anticipated capital requirements through January 2004.    Therefore, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, certain circumstances, including slow rate of market acceptance of its products or inability  to scale up manufacturing, would accelerate use of these funds and require it to seek additional funds to support operating requirements.   There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to the Company.  Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products.  In addition, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions.  No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

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

The Company has adopted Statement of Financial Accounting Standards No. 115, “ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES”, and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At December 31, 2002, the cost of cash equivalents and short-term investments was equivalent to fair value and the Company had no unrealized gains or losses.

As of December 31, 2001 and 2002, the Company’s cash, cash equivalents and short-term investments consisted of:

	2001	2002
Cash	$(1,430)	$24,905

Money market funds	801,977	432,147

Certificates of deposit	516,855	372,320

	$1,317,402	$829,372

All of the Company’s certificates of deposit held at December 31, 2002,  mature in 2003.

CONCENTRATION OF CREDIT RISK

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company’s principal customers consist of original equipment manufacturers and distribution partners. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management’s expectations. As of December 31, 2002, four customers comprised $525,000, $223,000, $199,000 and $188,000 or 29%, 13%, 11% and 10%, respectively, of the outstanding trade receivables.

INVENTORIES

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally two to five years.  Marketing demonstration equipment is amortized over its estimated useful life of one year.

PATENTS

Patents are carried at cost and amortized over five years commencing on the date the patent is issued. The Company reviews its patents for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset would not be recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

During 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period incurred.

INCOME TAXES

The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates on a quarterly basis the ability to recover the deferred tax assets and the level of the valuation allowance. At such time as it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

COMPREHENSIVE INCOME / (LOSS)

Comprehensive income / (loss) is comprised of net loss and other comprehensive income/ (loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss. For the years ended December 31, 2000, 2001 and 2002, the Company had no items of comprehensive income (loss) other than its net loss.

RESTRUCTURING EXPENSES

During 1999, the Company recorded a $690,000 restructuring charge, which represented the anticipated loss on excess facilities.  The Company recorded credits associated with restructuring expenses of $400,000 during 2000.  The partial recovery represents the subletting of a portion of the Company’s facility in Westborough, Massachusetts.

NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalents, including stock options, warrants and other convertible securities.  Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  Common stock equivalents excluded from the calculation of diluted weighted average shares were 552,910, 564,130 and 689,328 as of December 31, 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

The Company applies the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option compensation plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant.  The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the years ended December 31, 2000, 2001 and 2002 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2000	2001	2002
	(In thousands, except per share amounts)
Net Loss
As reported	$(3,614)	$(3,222)	$(1,147)
Pro forma SFAS No. 123 compensation expense	(225)	(289)	(278)
Pro forma net loss	$(3,839)	$(3,511)	$(1,425)

Basic and diluted net loss per share
As reported	$(0.80)	$(0.66)	$(0.23)
Pro forma	$(0.85)	$(0.72)	$(0.29)

The average estimated fair value of options granted during fiscal years 2000, 2001 and 2002, was $2.60, $3.36, and $3.47, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2000	2001	2002
Dividend Yield	None	None	None
Volatility	125%	231%	106%
Risk-free interest rate	5.5–6.0%	3.9–6.0%	2.6–6.5%
Expected life (years)	5	5	5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123.  As a result of stock options issued to non-employee medical board advisors, the Company recognized $36,000 in non-employee compensation expense during the year ended December 31, 2002. The fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model.

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). Among other matters, FAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The Company adopted FAS 145 as of January 1, 2002, and such adoption did not have any impact on the Company’s financial statements or results or operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”) that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan. This change in accounting would be expected to result in a delayed recognition of certain types of costs, especially facility closure costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company will adopt FAS 146 as of January 1, 2003, and its adoption is not expected to have a material impact on the Company’s financial statements or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (“FAS 148”). FAS 148 amends FAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123. However, appropriate disclosures about the effects on reported net loss of the Company’s accounting policy with respect to stock-based employee compensation are provided above.

In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires a guarantor to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability at fair value for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial statements or results of operations.

FIN 45 also addresses the disclosure requirements regarding product warranties. Instead of disclosing the maximum potential amount of future payments under the product warranty guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties, as well as, a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period (see Note 2).

At the November 21, 2002 meeting, the Emerging Issues Task Force reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on its results of operations or financial position.

2. BALANCE SHEET COMPONENTS

Accounts receivable consist of the following:

	December 31,
	2001	2002
Gross accounts receivable	$1,878,080	$1,787,256
Less: Allowance for doubtful accounts	(16,052)	(116,776)
	$1,862,028	$1,670,480

Inventories consists of the following:

	December 31,
	2001	2002
Parts	$1,587,254	$1,243,304
Work in process	170,815	375,414
Finished goods	858,201	919,344
	2,616,270	2,538,062
Less: Reserves	(1,521,696)	(1,044,784)
	$1,094,574	$1,493,278

Property and equipment consists of the following:

	December 31,
	2001	2002

Machinery and equipment	$1,589,759	$1,629,035
Office computers, furniture and equipment	1,052,857	1,125,846
Marketing demonstration equipment	3,363,820	3,363,820
Leasehold improvements	297,918	301,595
	6,304,354	6,420,296
Less: Accumulated depreciation	(5,946,708)	(6,342,865)
	$357,646	$77,431

Patents and other assets consists of the following:

	December 31,
	2001	2002

Patents and other intangible assets	$229,621	$229,621
Less: Accumulated amortization	(192,608)	(226,560)
	$37,013	$3,061

Accrued liabilities consists of the following:

	December 31,
	2001	2002

Customer warranty	$182,504	$45,261
Miscellaneous liabilities	188,815	338,587
	$371,319	$383,848

The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience.  A rollforward of the customer warranty accrual is as follows:

Balance at December 31, 2001	$182,504

Warranty expense	84,424

Deductions and other	(221,667)

Balance at December 31, 2002	$45,261

3. PROMOTION AGREEMENT

In June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES). Under the agreement, the Company will receive payments in return for the Company’s commitment to promote use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers with no obligation by the Company or its customers to purchase any EES equipment.  The agreement grants EES with the right of first negotiation to acquire certain Company technology.  The agreement has a five year term, but may be terminated by EES upon 90 days notice.  The Company recognizes revenue ratably over the term of the agreement.  The Company recognized $583,000 and $1,000,000 of revenue in 2001 and 2002, respectively, related to the EES agreement and had $417,000 of such revenue deferred at December 31, 2002.

4. CREDIT AGREEMENT

In October 2001, the Company secured a $2,000,000 line of credit facility (the facility) with a bank for one year with automatic yearly renewals.  The current line of credit agreement expires in October 2003.  The facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2% (4.5% at December 31, 2002).  Borrowings under the facility are limited to 80% of qualified accounts receivable.  There were no borrowings outstanding at December 31, 2002.  There was $1,336,000 available under this line at December 31, 2002.

5. MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows: during  2000, Richard Wolf, GmbH and Aesculap AG accounted for 51% and 23% of revenues, respectively; during 2001, Richard Wolf, GmbH, Aesculap AG and Jomed accounted for 22%, 18% and 10% of revenues, respectively; during 2002, Aesculap AG accounted for 14% of revenues.

6. COMMITMENTS

The Company leases its corporate facilities and certain equipment under operating leases that expire on various dates through 2004. Annual future minimum lease payments as of December 31, 2002 are as follows:

YEAR ENDING DECEMBER 31,
2003	$252,875
2004	223,125
$476,000

Rent expense was approximately $360,784, $360,624 and $405,691 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the stock on the date of grant. The Company has the option, in the event of termination of employment, to repurchase unvested shares issued under the 1995 Plan at the original issue price.

The Company recorded $36,000 of deferred compensation for options granted during the year ended December 31, 2002, representing the fair value of stock options granted to Company consultants and advisors in 2002. These options vest over two to four years and the Company is recognizing the compensation expense over the vesting period.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”). The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.  At December 31, 2002, the Company had a total of 892,500 shares reserved for issuance under the 1997 Stock Option/Stock Issuance Plan and 83,573 options were available for future grant.

The following tables summarizes stock option activity under all option plans:

	NUMBER OF SHARES	PRICE PER SHARE			WEIGHTED AVERAGE PRICE PER SHARE

Balance at December 31, 1999	499,983	$.80	-	$57.50	$7.16
Granted	89,625	$1.88	-	$5.00	$3.92
Exercised	(7,153)	$.80	-	$3.20	$1.72
Canceled	(29,545)	$.80	-	$57.50	$16.44

Balance at December 31, 2000	552,910	$.80	-	$57.50	$6.20
Granted	61,250	$3.48	-	$5.87	$4.23
Exercised	(4,352)	$.80		$.80	$.80
Canceled	(45,678)	$.80	-	$57.50	$12.90

Balance at December 31, 2001	564,130	$.80	-	$57.50	$5.50
Granted	183,700	$3.12	-	$4.00	$3.76
Exercised	(15,003)	$.80	-	$2.50	$2.24
Canceled	(43,499)	$2.50	-	$45.25	$19.09

Balance at December 31, 2002	689,328	$.80	-	$57.50	$4.25

			OUTSTANDING STOCK OPTIONS			EXERCISABLE STOCK OPTIONS
RANGE OF EXERCISE PRICE			SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (MONTHS)	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
$80	-	$2.50	320,743	68	$1.57	288,931	$1.48
$3.00	-	$4.13	273,224	102	$3.61	110,553	$3.52
$4.62	-	$6.12	41,111	88	$4.95	36,340	$4.99
$9.00	-	$9.75	24,875	70	$9.37	21,213	$9.38
		$20.25	10,000	65	$20.25	9,500	$20.25
$39.50	-	$45.50	18,375	56	$40.25	18,375	$40.25
		$57.50	1,000	57	$57.50	1,000	$57.50
			689,328	66	$4.25	485,912	$4.50

The weighted average remaining life of the options outstanding at December 31, 2001 and 2002 was 65 and 66 months, respectively.

In December 2000, the Company issued a warrant to a corporate partner to purchase 49,805 shares of common stock at an exercise price of $0.01 per share.  The warrant is exercisable for seven years following the date of issuance.  The estimated fair value of the warrant was $104,000, which was expensed at the time of issuance.  In May 2002, this warrant was exercised.

1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions.  Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals.  The Company has authorized and reserved 100,000 shares of common stock for issuance under the Purchase Plan.  There were 52,864, 41,504 and 17,594 shares available at December 31, 2000, 2001 and 2002, respectively.

In 1996, $78,375 was advanced to certain employees and a director of the Company for their exercise of stock options.  Such amounts are classified as Notes Receivable from Stockholders.

8. INCOME TAXES

Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2002 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2001	2002

Deferred tax assets:
Net operating loss carry forwards	$20,750,000	$21,515,000
Research and development credits	2,642,000	2,669,000
Capitalized research and development	678,000	714,000
Depreciation	189,000	167,000
Inventory reserve	613,000	417,000
Other, net	346,000	366,000

Total deferred tax assets	25,218,000	25,848,000
Valuation allowance for deferred tax assets	(25,218,000)	(25,848,000)
Net deferred taxes	$—	$—

As the Company was part of a consolidated group prior to the change in ownership in July 1995, all tax loss and tax credit carryforwards up to the date of change in ownership have been reported by the previous consolidated group. All tax loss and tax credit carryforwards reflected in the accompanying financial statements reflect activity only for the period beginning July 1995 and ending December 31, 2002.

At December 31, 2002, the Company has federal and state tax net loss carryforwards of approximately $53,415,000 and $44,140,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $1,080,000 of the state tax loss carryforwards expired in 2002, and will continue to expire in 2003 unless previously utilized. At December 31, 2002, the Company also has federal and state research tax credit carryforwards of approximately $2,133,000 and $536,000, respectively, which will begin to expire in 2010 unless previously utilized.

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

9.  SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information: Prior to 2002, the Company operated in one business segment, the Visualization Technology business.  Beginning in 2002, the Company reports revenue and certain operating expense information to the chief operating decision maker for its two operating segments, which are determined on the type of customer or product. These segments consist of (1) the Obesity Surgery Management Services business and (2) Visualization Technology business.

The Company’s chief operating decision maker evaluates the performance of the two segments based on segment revenues and certain segment costs and expenses, including cost of revenues and research and development expenses.  Other operating expenses, including sales and marketing expenses and general and administrative expenses, are not allocated or evaluated on an individual segment basis, but rather on an enterprise-wide basis.  A summary of the Company’s profitability by segment and in total for the year ended December 31, 2002 is as follows:

	Obesity Surgery Management	Visualization Technology	Total
Year ended December 31, 2002:
Revenues	$3,628,590	$7,477,540	$11,106,130
Cost of revenues	904,330	5,084,551	5,988,881
Research and development	—	1,709,534	1,709,534
Segment contribution	$2,724,260	$683,455	$3,407,715

Reconciliation of segment contribution to total net loss:
Sales and marketing			2,690,032
General and administrative			1,882,260
Interest income			17,426
Net loss			$(1,147,151)

The Company reports assets on a consolidated basis to the chief operating decision maker and all assets are located within the United States.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	2000	2001	2002
United States	$2,443,773	$5,015,113	$7,513,804
Europe	4,095,440	4,311,377	3,592,326
Total	$6,539,213	$9,326,490	$11,106,130

Sales to individual customers exceeding 10% or more of annual revenues were as follows: in 2002 one customer accounted for 14% of revenues, in 2001 three customers accounted for 22%, 18% and 10% of revenues, and in 2000 two customers accounted for 51% and 23% of revenues.

10.  SUBSEQUENT EVENT

On March 3, 2003 the Company sold 1,000,000 shares of newly issued Series A Convertible Preferred Stock (Series A Stock) to two accredited investors through a private placement for gross proceeds of $950,000.  The shares are convertible at any time into common shares on a one-for-one basis, subject to adjustment, accrue annual dividends, payable only if and when declared by the Company, at the rate of $.01425 per share and have a liquidation value of $3,800,000 plus unpaid dividends.  Although the shares are redeemable only at the option of the Company, the Series A Stockholders will be entitled to a cash dividend of 15% per annum if specified redemptions are not effected within one year of the occurrence of certain events, including a sale of substantial assets or change of control.  Such specified redemptions would be at prices of $2.67 to $2.90 per share.  As long as the Series A Stock is outstanding, the Company will require the approval of the Series A Stockholders to undertake various actions including a) sell common shares for less than $2.00 per share, b) revise terms of corporate governance, c) exceed certain capital expenditure limits, or d) expand current stock option plans.  The Series A Stockholders will also have the right to elect two directors to the Board of Directors after June 1, 2004.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the results of operations for the years ended December 31, 2001 and 2002:

	2001
	March 31	June 30	September 30	December 31
Revenues	$1,932,532	$2,072,069	$2,281,486	$3,040,403
Cost of revenues	$1,531,906	$1,731,686	$1,353,226	$1,788,522
Net loss	$(940,214)	$(1,271,695)	$(870,755)	$(139,765)
Net loss per share	$(0.19)	$(0.26)	$(0.18)	$(0.03)

	2002
	March 31	June 30	September 30	December 31
Revenues	$2,672,909	$2,809,577	$2,868,365	$2,755,279
Cost of revenues	$1,363,141	$1,507,889	$1,631,155	$1,486,696
Net loss	$(376,075)	$(374,532)	$(283,372)	$(113,173)
Net loss per share	$(0.08)	$(0.08)	$(0.06)	$(0.02)

SCHEDULE II

VISTA MEDICAL TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2000	$2,619,070	$787,821	$(1,161,143)	$2,245,748
Year ended December 31, 2001	2,245,748	71,375	(795,427)	1,521,696
Year ended December 31, 2002	1,521,696	191,213	(668,125)	1,044,784

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2000	$33,775	$1,165	$(21,631)	$13,309
Year ended December 31, 2001	13,309	18,943	(16,200)	16,052
Year ended December 31, 2002	16,052	102,294	(1,570)	116,776