Form 10-Q
period 2003-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2003-05-15
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

COMMISSION FILE NUMBER 0-22743

VISTA MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3184035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 FARADAY AVENUE
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)    Yes ☐     No ☒

As of May 9, 2003 there were 5,003,471 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,525,305	$457,052
Marketable securities	203,767	372,320
Accounts receivable, net	1,112,066	1,670,480
Inventories, net	1,592,114	1,493,278
Other current assets	139,160	108,536
Total current assets	4,572,412	4,101,666
Property and equipment, net	72,042	77,431
Patents and other assets, net	2,354	3,061
TOTAL ASSETS	$4,646,808	$4,182,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$757,748	$955,961
Accrued compensation	299,569	262,225
Deferred revenue	277,667	499,167
Accrued liabilities	314,369	383,848
Total current liabilities	1,649,353	2,101,201

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 Issued and outstanding shares - none at December 31, 2002 and 1,000,000 at March 31, 2003 (Liquidation Value $3,800,000)	961,322
Common stock, $.01 par value:
Authorized shares - 35,000,000 Issued and outstanding shares - 5,001,749 at December 31, 2002 and 5,003,471 at March 31, 2003	50,035	50,017
Additional paid-in capital	68,082,055	68,079,862
Notes receivable from stockholders	(78,375)	(78,375)
Deferred compensation	(35,918)	(45,947)
Accumulated deficit	(65,981,664)	(65,924,600)
Total stockholders' equity	2,997,455	2,080,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,646,808	$4,182,158

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Sales	$2,849,585	$2,672,910

Costs and expenses:

Cost of sales	1,575,178	1,363,141
Research and development	257,160	424,225
Sales and marketing	548,757	723,433
General and administrative	516,314	543,436
Total cost and expenses	2,897,409	3,054,235

Loss from operations	(47,824)	(381,325)

Interest income	2,083	5,250

Net loss	(45,741)	(376,075)

Less: Accretion of dividends on preferred stock	11,322	—

Net loss applicable to common stockholders	$(57,063)	$(376,075)

Basic and diluted loss per share	$(0.01)	$(0.08)

Shares used in computing basic and diluted loss per share	5,001,749	4,915,540

See accompanying notes.

Vista Medical Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(45,741)	$(376,075)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization	57,482	116,641
Amortization of deferred compensation	10,029	24,963
Changes in operating assets and liabilities:
Accounts receivable	558,414	463,598
Inventories	(98,836)	(269,914)
Other current assets	(30,624)	30,812
Accounts payable	(198,213)	(6,361)
Accrued compensation	37,344	59,167
Deferred revenue	(221,500)	(250,000)
Accrued liabilities	(69,479)	283,457
Net cash flows (used in) provided byfor operating activities	(1,124)	76,288

INVESTING ACTIVITIES
Maturities of short-term investments	168,553	60,822
Purchases of property and equipment	(51,386)	(19,772)
Net cash flows provided by investing activities	117,167	41,050

FINANCING ACTIVITIES
Issuance of preferred stock	950,000	—
Issuance of common stock	2,210	43,897
Net cash flows provided by financing activities	952,210	43,897
Net increase (decrease) in cash and cash equivalents	1,068,253	161,235
Cash and cash equivalents at beginning of period	457,052	800,547
Cash and cash equivalents at end of period	$1,525,305	$961,782

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$11,322	$—

See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1.     Basis of Presentation

The audited financial statements of Vista Medical Technologies, Inc. (the “Company”) and the notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting  practices, and should be read in conjunction with this quarterly report on Form 10-Q.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2003.

2.     Inventories

	March 31, 2003	December 31, 2002
	(Unaudited)
Parts and materials	$1,375,406	$1,243,304
Work in process	178,209	375,414
Finished goods	1,011,167	919,344
	2,564,782	2,538,062
Less: reserves	(972,668)	(1,044,784)
Inventories, net	$1,592,114	$1,493,278

3.     Loss Per Share

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

4.     Other Comprehensive Income

Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss. The Company had no items of comprehensive income (loss) other than its net loss.

5.     Stock-Based Compensation

The Company applies the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option compensation plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant.  The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the periods ended March 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	For the period ended March 31,
	2003	2002
Net Loss
As reported	$(45,741)	$(376,075)
Pro forma compensation expense	(58,065)	(72,464)
Pro forma SFAS No. 123 net loss	$(103,806)	$(448,539)

Basic and diluted net loss per share
As reported	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.09)

6.     Segment and Geographic Information

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

The Company’s chief operating decision maker evaluates the performance of the two segments based on segment revenues and certain segment costs and expenses, including cost of revenues and research and development expenses.  Other operating expenses, including sales and marketing expenses and general and administrative expenses, are not allocated or evaluated on an individual segment basis, but rather on an enterprise-wide basis.  A summary of the Company’s profitability by segment for the period ending March 31, 2003 and  2002 is as follows:

Period ended March 31, 2003:	Obesity Surgery Management	Visualization Technology	Total
Revenues	$668,274	$2,181,311	$2,849,585
Cost of revenues	167,346	1,407,832	1,575,178
Research and development	—	257,160	257,160
Segment contribution	$500,928	$516,319	$1,017,247

Reconciliation of segment contribution to total net loss:
Sales and marketing			548,757
General and administrative			516,314
Interest income			2,083
Net loss			$(45,741)

Period ended March 31, 2002:	Obesity Surgery Management	Visualization Technology	Total
Revenues	$923,609	$1,749,301	$2,672,910
Cost of revenues	261,740	1,101,401	1,363,141
Research and development	—	424,225	424,225
Segment contribution	$661,869	$223,675	$885,544

Reconciliation of segment contribution to total net loss:
Sales and marketing			723,433
General and administrative			543,436
Interest income			5,250
Net loss			$(376,075)

The Company reports assets on a consolidated basis to the chief operating decision maker, and all the assets are located within the United States.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Period ended March 31,
	2003	2002
United States	$1,873,567	$1,993,623
Europe	976,018	679,287
Total	$2,849,585	$2,672,910

7.     Stockholders Equity

In March, 2003, the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock.  Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, the Company must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including capital expenditures and the issuance of equity securities.  Additionally, for so long as Series A Shares remain outstanding more than three hundred ninety (390) days following the initial issuance of the Series A Shares, the holders of Series A Shares will be entitled to elect the greater of (i) two members of the Company’s Board of Directors or (ii) twenty-five percent (25%) of the total members of the Company’s Board of Directors.

The Series A Shares may be redeemed by the Company upon certain events, including a Major Transaction which is defined as a sale, transfer or other disposition of substantially all of the Company’s assets related to both its OEM endoscopic business and its 3D business in a single transaction or a series of related transactions. The per share redemption price could be between $2.67 and $2.93.

The holders of the outstanding Series A Preferred Shares have the right to one vote for each share of Common Stock into which such series of Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock.

The holders of shares of Series A Preferred Shares shall be entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any cash dividend on the Common Stock, at the rate of $0.1425 per share per annum.

8.     New Accounting Standards

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“FAS 148”). FAS 148 amends FAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to present alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation, and provides modifications to the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in quarterly and annual financial statements. At this time, the Company has not voluntarily adopted the fair value method of accounting under FAS 123. However, appropriate disclosures about the effects on reported net loss of the Company’s accounting policy with respect to stock-based employee compensation are provided above.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company.  FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable-interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both.  The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003.  The Company does not believe the adoption of FIN 46 will have a material impact on its overall financial position or results of operations.

The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience. A rollforward of the customer warranty is as follows:

Balance at December 31, 2002	$45,261
Warranty expense	5,000
Deductions and other	(17,059)
Balance at March 31, 2003	$33,202

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.”  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2002 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and which allows the surgeon an adequate view of the internal part of the body being repaired.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes.  The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, accounting for product returns, allowance for doubtful accounts, warranty and technical service costs, inventory and income taxes.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market. The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At March 31, 2003 such inventory reserves approximated $973,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies

Our results of operations for three-months ended March 31, 2003 versus three-months ended March 31, 2002

Revenues.  We had revenues from product sales and contract revenue of $2,850,000 for the three-months ended March 31, 2003, compared to revenues from product sales and contract revenue of $2,673,000 for the same period in 2002.  The increase in revenue during the first quarter of 2003 compared to the corresponding period in 2002 was due primarily to increased unit sales from our Visualization Technology Business partially offset by lower sales from our Obesity Surgery Management Services Business.

Cost of Revenues.  Our cost of revenues were $1,575,000 and $1,363,000 for the three- months ended March 31, 2003 and 2002, respectively, with gross margins of 45% and 49%, respectively. The decrease in gross margin was primarily due to lower sales of our higher margin Obesity Surgery Management Services Business.

Research and Development Expenses.  Our research and development expenses were $257,000 and $424,000 for the three-months ended March 31, 2003 and 2002, respectively.  The decrease in research and development expenses was primarily attributable to a reduction in next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

Sales and Marketing Expenses.  Our sales and marketing expenses were $549,000 and $723,000 for the three-months ended March 31, 2003 and 2002, respectively. The decrease in sales and marketing expense during the 2003 period reflects a reduction in consulting and promotional activities for the obesity surgery market.  We expect our sales and marketing expenses to remain at or near current levels during the next several quarters.

General and Administrative Expenses.  Our general and administrative expenses were $516,000 and $543,000 for the three-months ended March 31, 2003 and 2002, respectively.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

Interest Income.  Our net interest income was $2,000 and $5,000 for the three-months ended March 31, 2003 and 2002, respectively.  The decrease in net interest income during the 2003 period was due primarily to decreasing cash balances.

Liquidity and capital resources

Net cash used for operating activities for the three-months ended March 31, 2003 was $1,000 compared to net cash provided of $76,000 for the corresponding three-month period in 2002.  The decrease in net cash provided by operating activities during the 2003 period was primarily attributable to increased accounts payable payments partially offset by a decreased net loss.

Net cash provided by investing activities was $117,000 for the three-months ended March 31, 2003 compared to $41,000 of net cash provided in the same period in 2002.  The increase in net cash provided by investing activities in 2003 was primarily attributable to maturities of short term investments partially offset by increased purchases of property and equipment.

Net cash provided by financing activities was $952,000 for the three-months ended March 31, 2003 compared to $44,000 for the same period in 2002.  The increase in net cash provided by financing activities during the 2003 period was primarily attributable to the closing of a private placement of shares of our Series A Convertible Preferred Stock for total proceeds of $950,000.

We incurred operating losses in 2000, 2001 and 2002, and at March 31, 2003, had an accumulated deficit of $66 million.  At March 31, 2003, we had cash and short-term investments of $1,729,000.  In March 2003, we sold $950,000 of preferred stock in a private placement to two accredited investors.  In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2003 and is subject to annual renewals.  We believe that these sources of liquidity, together with anticipated 2003 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through January 2004.  However, certain circumstances, including slow rate of market acceptance of our products or inability to scale up manufacturing, would accelerate use of these funds and require us to seek additional funds to support operating requirements.There can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at March 31, 2003.  At March 31, 2003, we had no advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2003, our investment portfolio included fixed-income securities of $1.0 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

At March 31, 2003, we had cash, cash equivalents and short-term investments of $1,729,000.  We believe that these cash resources, together with cash from operations will be sufficient resources for the next nine months.

We are working on initiatives to extend our business, most immediately in the surgical obesity market, by adding new products and services. For our business to be successful, we believe we must establish and grow our Obesity Surgery Management Services business, including establishing programs which we will manage directly, in partnership with surgeons and hospitals (Vista Obesity and Wellness Institute.).  As a result, we may be required to raise additional funds to support our planned operations.  In addition, if we are unable to sustain our cash flow under our current business plan, we will be required to raise additional funds.  If we are unable to raise sufficient funds from an offering of securities or otherwise, we may be unable to continue operations at their current level and may be unable to pursue our new objectives.  Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

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

We have recently satisfied the requirements for continued listing of our common stock on the Nasdaq SmallCap Market outlined for us by the Nasdaq Listing Qualifications Panel on February 21, 2003.  We accomplished this by raising additional equity capital such that we achieved a shareholders’ equity balance of at least $2,800,000.  The Nasdaq SmallCap Market has notified us that our exception to the continued listing requirements shall be extended until March 31, 2003, when our shareholders’ equity balance was $2,997,000.  Although we expect to maintain the minimum required shareholder’s’ equity balance, we have very little cushion to protect against an unexpected decline.  Also, recently our stock has been trading below the $1 minimum bid level required by The Nasdaq SmallCap Market.  Failure to maintain the minimum required shareholders’ equity balance or if our stock remains below the $1 bid level, could cause our common stock to be de-listed from the Nasdaq SmallCap Market.  We cannot assure you that we will be able to remain in compliance.

If we divest some or all of our visualization technology business, our future success will depend on our ability to establish and grow our obesity surgery management business.

Together with our investment advisors, we are currently considering strategic options with respect to our visualization technology business.  In the event we determine to divest all or a portion of that business, our future success as a company will increasingly depend on our ability to execute on the establishment and growth of our obesity surgery management services business.  As a company, we have limited experience in the provision of such services.  We will also be required to build this business from the ground up, finding hospital partners and surgeons willing to participate.  We cannot assure you that we will be able to build a successful services business.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of March 31, 2003, we have incurred cumulative net losses of $66 million.  We expect to incur losses for at least the next 9 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

The terms of our recent preferred stock financing confer senior rights to the holders of Series A Convertible Preferred Stock, and these rights may impair the interests of our common stockholders or impact our results of operations.

We recently issued 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock.  Among other rights, in the event of a liquidation, dissolution or winding up of our company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive up to $3.80 per share held by them, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including capital expenditures and the issuance of securities.  Additionally, for so long as any Series A Shares remain outstanding after three hundred ninety (390) days following the initial issuance of any Series A Shares, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) twenty-five percent (25%) of the total members of our Board of Directors.  As a result, in the event we do not achieve the criteria necessary for us to redeem some or all of the Series A Shares (e.g., a sale of all or a portion of our visualization technology business), the holders of Series A Shares will have the right to control at least one-fourth of the seats on our Board of Directors.

The Series A Shares are subject to redemption by us upon certain events.  If we choose to redeem some or all of the Series A Shares pursuant to the terms of our Certificate of Designations, we will use cash that would otherwise fund our business operations.  Although we may believe that such a redemption is the best available business option, valuable cash would nonetheless be consumed.  This could impact our ability to fund operations or grow our business.

The holders of Series A Shares are also entitled to require us to register their shares.  We may be required to register their shares on Form S-3 within 30 days after request, and in any event prior to four hundred (400) days following the initial issuance of Series A Shares.  This registration will consume management time and effort as well as some cash resources.

Success of the Vista Obesity and Wellness (VOW) Institutes depends on our entering into agreements with hospitals and surgeons; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

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

Any deviation in the timing or projected cash flow of our Obesity Surgery Strategy may cause us to require additional investment capital.  There can be no assurance that such capital will be available to the extent required, or at all.  The amount of additional capital which we may need to raise will depend on many factors, including:  ·the extent to which the Institutes and other services gain market acceptance,

•               the extent to which the Institutes and other services gain market acceptance;

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

The Institutes will need to comply with many laws and regulations, both state and federal, which govern the provision of health care services.  If they fail to comply with any such laws and regulations, then the penalties involved could be serious, time-consuming for management and expensive.Inexperience in health care services could contribute to an inadvertent breach of laws or regulations.  (See Governmental Regulation.)

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

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on their evaluation as of a date ninety (90) days of the filing of this Form 10-Q, Chief Executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in  Rules 13a-14 and 15d—14 under the Securities Exchange Act of 1934) are effective.

(b)  Changes in internal control

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of ouroperations in the normal course of business.  We are currently not a party to anylitigation that could have a material adverse effect on our results of operations or the financial position of our business.

Item 2.    Changes in Securities and Use of Proceeds

a.             Not applicable

b.             Not applicable

c.             Not applicable

d.             Not applicable

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A)		Exhibits

3.1	(1)	Second Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3	(3)	Restated Bylaws
4.1	(3)	Form of Certificate for Common Stock
99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)           Incorporated by reference to our Form 10-K/A filed on September 10, 1998.

(2)           Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)           Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)            Reports on Form 8-K

A Form 8-K was filed by the Company on March 3, 2003, which attached a press release setting forth certain unaudited financial information with respect to our quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date:	May 13, 2003	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and
Director

Date:	May 13, 2003	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance ,Chief Financial
Officer and Secretary
(Principal financial and accounting officer)

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

Date: May 13, 2003	By:	/s/ JOHN R. LYON
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

Date: May 13, 2003	By:	/s/ STEPHEN A. GORGOL
Stephen A. Gorgol
Vice President of Finance and Chief Financial Officer