Form 10-Q
period 2003-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2003-08-14
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 5,003,471 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$750,639	$457,052
Marketable securities	203,537	372,320
Accounts receivable, net	1,683,200	1,670,480
Inventories, net	1,590,064	1,493,278
Other current assets	86,941	108,536
Total current assets	4,314,381	4,101,666
Property and equipment, net	94,954	77,431
Patents and other assets, net	1,648	3,061
TOTAL ASSETS	$4,410,983	$4,182,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802,818	$955,961
Short term bank borrowings	$—	$—
Accrued compensation	242,625	262,225
Deferred revenue payments	588,497	499,167
Accrued liabilities	129,188	383,848
Total current liabilities	1,763,128	2,101,201

Total long term lease obligations	26,042

TOTAL LIABILITIES	1,789,170	2,101,201

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 Issued and outstanding shares - none at December 31, 2002 1,000,000 at June 30, 2003 (Liquidation Value $3,800,000)	996,849
Common stock, $.01 par value:
Authorized shares - 35,000,000 Issued and outstanding shares - 5,001,749 at December 31, 2002 and 5,003,471 at June 30, 2003	50,035	50,017
Additional paid-in capital	68,082,055	68,079,862
Notes receivable from stockholders	(5,625)	(78,375)
Deferred compensation	(26,006)	(45,947)
Accumulated deficit	(66,475,495)	(65,924,600)
Total stockholders’ equity	2,621,813	2,080,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,410,983	$4,182,158

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operation

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$2,278,490	$2,809,577	$5,128,075	$5,482,486

Cost of sales	1,295,329	1,507,888	2,870,507	2,871,028
Research and development	295,021	473,844	552,181	898,068
Sales and marketing	645,150	735,837	1,193,907	1,459,271
General and administrative	533,750	471,515	1,050,064	1,014,951
Total cost and expenses	2,769,250	3,189,084	5,666,659	6,243,318

Loss from operations	(490,760)	(379,507)	(538,584)	(760,832)

Interest income	34,510	4,975	36,593	10,225
Interest expense	(2,054)	—	(2,054)	—

Net loss	$(458,304)	$(374,532)	$(504,045)	$(750,607)

Less: Accretion of dividends on preferred stock	35,527	—	46,849	—

Net loss applicable to common stockholders	(493,831)	(374,532)	(550,894)	(750,607)

Basic and diluted loss per share	$(0.10)	$(0.08)	$(0.11)	$(0.15)

Shares used in computing basic and diluted loss per share	5,003,471	4,966,569	5,002,620	4,941,171

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(504,045)	$(750,607)
Adjustments to reconcile net loss to net cash used for operating activities:
Noncash compensation expense	72,750	—
Depreciation and amortization	108,923	209,741
Amortization of deferred compensation	19,941	40,102
Changes in operating assets and liabilities:
Accounts receivable	(12,720)	252,032
Inventories	(96,786)	(384,384)
Other current assets	21,595	35,818
Accounts payable	(153,143)	(138,578)
Accrued compensation	(19,600)	38,245
Deferred revenue	89,330	—
Accrued liabilities	(254,660)	194,151
Net cash flows used for operating activities	(728,415)	(503,480)

INVESTING ACTIVITIES
Purchases of short-term investments	168,783	154,787
Purchases of property and equipment	(125,034)	(55,577)
Net cash flows provided by investing activities	43,749	99,210

FINANCING ACTIVITIES
Issuance of common stock	2,211	51,466
Issuance of preferred stock	950,000	—
Long term lease obligations	26,042	—
Net short term bank borrowings	—	536,567
Net cash flows provided by financing activities	978,253	588,033
Net increase (decrease) in cash and cash equivalents	293,587	183,763
Cash and cash equivalents at beginning of period	457,052	800,547
Cash and cash equivalents at end of period	750,639	984,310

See accompanying notes.

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

2.       Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

	June 30, 2003	December 31, 2002
	(Unaudited)

Parts and materials	$1,455,351	$1,243,304
Work in process	233,863	375,414
Finished goods	894,516	919,344
	2,583,730	2,538,062
Less: reserves	(993,666)	(1,044,784)
Inventories, net	$1,590,064	$1,493,278

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the periods ended June 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	For three months ended June 30,
	2003	2002

Net Loss
As reported	$(458,304)	$(374,532)
Pro forma compensation expense	(56,664)	(78,997)
Pro forma SFAS No. 123 net loss	$(514,968)	$(453,529)

Basic and diluted net loss per share
As reported	$(0.10)	$(0.08)
Pro forma	$(0.10)	$(0.09)

	For six months ended June 30,
	2003	2002

Net Loss
As reported	$(504,045)	$(750,607)
Pro forma compensation expense	(114,729)	(151,461)
Pro forma SFAS No. 123 net loss	$(618,774)	$(902,068)

Basic and diluted net loss per share
As reported	$(0.11)	$(0.15)
Pro forma	$(0.12)	$(0.18)

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

The Company’s chief operating decision maker evaluates the performance of the two segments based on segment revenues and certain segment costs and expenses, including cost of revenues and research and development expenses.  Other operating expenses, including sales and marketing expenses and general and administrative expenses, are not allocated or evaluated on an individual segment basis, but rather on an enterprise-wide basis.  A summary of the Company’s profitability by segment for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Obesity Surgery Management	Visualization Technology	Total
Three Months ended June 30, 2003:
Revenues	$637,279	$1,641,211	$2,278,490
Cost of revenues	130,571	1,164,758	1,295,329
Research and development	—	295,021	295,021
Segment contribution	$506,708	$181,432	$688,140

Reconciliation of segment contribution to total net loss:
Sales and marketing			645,150
General and administrative			533,750
Interest income			34,510
Interest expense			2,054
Net loss			$(458,304)

	Obesity Surgery Management	Visualization Technology	Total
Three Months ended June 30, 2002:
Revenues	$947,357	$1,862,220	$2,809,577
Cost of revenues	204,777	1,303,111	1,507,888
Research and development	—	473,844	473,844
Segment contribution	$742,580	$85,265	$827,845

Reconciliation of segment contribution to total net loss:
Sales and marketing			735,837
General and administrative			471,515
Interest income			4,975
Interest expense			—
Net loss			$(374,532)

	Obesity Surgery Management	Visualization Technology	Total
Six Months ended June 30, 2003:
Revenues	$1,305,553	$3,822,522	$5,128,075
Cost of revenues	297,917	2,572,590	2,870,507
Research and development	—	552,181	552,181
Segment contribution	$1,007,636	$697,751	$1,705,387

Reconciliation of segment contribution to total net loss:
Sales and marketing			1,193,907
General and administrative			1,050,064
Interest income			36,593
Interest expense			2,054
Net loss			$(504,045)

	Obesity Surgery Management	Visualization Technology	Total
Six Months ended June 30, 2002:
Revenues	$1,870,965	$3,611,521	$5,482,486
Cost of revenues	466,517	2,404,511	2,871,028
Research and development	—	898,068	898,068
Segment contribution	$1,404,448	$308,942	$1,713,390

Reconciliation of segment contribution to total net loss:
Sales and marketing			1,459,271
General and administrative			1,014,951
Interest income			10,225
Interest expense			—
Net loss			$(750,607)

The Company reports assets on a consolidated basis to the chief operating decision maker, and all the assets are located within the United States.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three months ended June 30,
	2003	2002
United States	$1,487,799	$1,881,922
Europe	790,691	927,655
Total	$2,278,490	$2,809,577

	Six months ended June 30,
	2003	2002
United States	$3,361,366	$3,875,544
Europe	1,766,709	1,606,942
Total	$5,128,075	$5,482,486

7.       Stockholders Equity

In March, 2003, the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock.  Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, the Company must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including capital expenditures and the issuance of equity securities.  Additionally, for so long as Series A Shares remain outstanding more than three hundred ninety (390) days following the initial issuance of the Series A Shares, the holders of Series A Shares will be entitled to elect the greater of (i) two members of the Company’s Board of Directors or (ii) twenty-five percent (25%) of the total members of the Company’s Board of Directors.

The Series A Shares may be redeemed by the Company upon certain events, including a Major Transaction which is defined as a sale, transfer or other disposition of substantially all of the Company’s assets related to both its OEM endoscopic business and its 3D business in a single transaction or a series of related transactions.  The per share redemption price could be between $2.67 and $2.93.

The holders of the outstanding Series A Shares have the right to one vote for each share of Common Stock into which such Series A Series could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock.

The holders of Series A Shares are entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any cash dividend on the Common Stock, at the rate of $0.1425 per share per annum.

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

In June 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

9.       Warranty Accrual

The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience.  A rollforward of the customer warranty accrual is as follows:

Balance at December 31, 2002	$45,261

Warranty expense	27,500

Deductions and other	(27,500)

Balance at June 30, 2003	$45,261

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

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market. The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At June 30, 2003 such inventory reserves approximated $994,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.

Our results of operations for three-months and six-months ended June 30, 2003 versus three-months and six-months ended June 30, 2002

Revenues.  We had revenue from product sales and contract revenue of $2,278,000 and

$5,128,000 for the three-and six months ended June 30, 2003, respectively, compared to revenues from product sales and contract revenue of $2,810,000 and $5,482,000 for the three- and six-months ended June 30, 2002, respectively.  The decrease in revenue for both the three-and six-month periods was due primarily to lower sales from our Obesity Surgery Management Services Business along with slightly lower unit sales from our Visualization Technology Business.

Cost of Revenues.  Our cost of revenues were $1,295,000 and $2,871,000 for the three- and six-months ended June 30, 2003, respectively, and $1,508,000 and $2,871,000 for the three-and six-months ended June 30, 2002, respectively.  Our gross margins were 43% and 44% for the three- and six-months ended June 30, 2003, respectively, and 46% and 47% for the three-and six-months ended June 30, 2002, respectively.  The decrease in gross margin was primarily due to lower sales of our higher margin Obesity Surgery Management Services Business.

Research and Development Expenses.  Our research and development expenses were $295,000 and $552,000 for the three-and six-months ended June 30, 2003, respectively, and $474,000 and $898,000 for the three-and six-months ended June 30, 2002, respectively.  The decrease in research and development expenses was primarily attributable to a reduction in next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

Sales and Marketing Expenses.  Sales and marketing expenses were $645,000 and $1,194,000 for the three-and six-months ended June 30, 2003, respectively, and $736,000 and $1,459,000 for the three-and six-months ended June 30, 2002, respectively. The decrease in sales and marketing expense reflects a reduction in consulting and promotional activities for the obesity surgery market.   We expect our sales and marketing expenses to increase proportionately during the next several quarters as we begin to increase our field activities for the obesity surgery market.

General and Administrative Expenses.  General and administrative expenses were $534,000 and $1,050,000 for the three-and six-months ended June 30, 2003, respectively, and $472,000 and $1,015,000 for the three-and six-months ended June 30, 2002, respectively.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

Interest Income.  Our net interest income was $34,000 and $36,000 for the three-and six-months ended June 30, 2003, respectively, and $5,000 and $10,000 for the three-and six-months ended June 30, 2002, respectively.  The increase in net interest income during the 2003 period was due primarily to interest income recognized from notes receivable from stockholders partially offset by decreasing cash balances.

Liquidity and capital resources

Net cash used for operating activities for the six-months ended June 30, 2003 was $702,000 compared to net cash used of $503,000 for the corresponding six-month period in 2002.  The increase in net cash used in operating activities during the 2003 period primarily attributable to increased accounts payable payments along with higher inventory purchases, offset by a decrease in the net loss.

Net cash provided by investing activities was $44,000 for the six-months ended June 30, 2003 compared to $99,000 of net cash used in the same period in 2002.  The decrease in net cash provided by investing activities during the 2003 period was primarily attributable to increasing purchases of property and equipment.

Net cash provided by financing activities was $952,000 for the six-months ended June 30, 2003, compared to $588,000 for the same period in 2002.  The increase in net cash provided by financing activities during the 2003 period was primarily attributable to the closing of a private placement of shares of our Series A Convertible Preferred Stock for total proceeds of $950,000.  During the six months ended June 30, 2003, we had no advances from our credit facility.

We incurred operating losses in 2000, 2001 and 2002, and at June 30, 2003, had an accumulated deficit of $66.5 million.  At June 30, 2003, we had cash and short-term investments of $954,000.  In March 2003, we sold $950,000 of preferred stock in a private placement to two accredited investors.  In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2003 and is subject to annual renewals.  We believe that these sources of liquidity, together with anticipated 2003 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through January 2004.  However, certain circumstances, including slow rate of market acceptance of our products or inability to scale up manufacturing, would accelerate use of these funds and require us to seek additional funds to support operating requirements.   There can be no assurance that the requisite funding will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at June 30, 2003.  At June 30, 2003, we had no advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2003, our investment portfolio included fixed-income securities of $0.7 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

At June 30, 2003, we had cash, cash equivalents and short-term investments of $954,000. We believe that these cash resources, together with cash from operations will be sufficient resources for the next six months.

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

Since our formation in July 1993, and as of June 30, 2003, we have incurred cumulative net losses of $66.5 million.  We expect to incur losses for at least the next 9 months.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

We have recently satisfied the requirements for continued listing of our common stock on the Nasdaq SmallCap Market outlined for us by the Nasdaq Listing Qualifications Panel on February 21, 2003.  Although we expect to remain listed in the near term, we have very little cushion to protect against declines in shareholders’ equity or the other quantitative listing standards.  Failure to maintain compliance with the listing standards could cause our common stock to be de-listed from the Nasdaq SmallCap Market.  We cannot assure you that we will be able to remain in compliance.

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

d.             Not applicable

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

I.              2003 Annual Meeting of Stockholders held on June 4, 2003.

a.             The 2003 Annual Meeting of Stockholders of Vista Medical Technologies, Inc. (the  “Annual Meeting”) was held on June 4, 2003.  The holders of 4,570,628 of the 5,001,749 shares of our Common Stock outstanding on April 11, 2003, the record date for the Annual Meeting (approximately 91.38%), were present at the Annual Meeting in person or by proxy.

b.             At the Annual Meeting, George B. DeHuff and Daniel Holland were duly nominated and properly elected as Directors of our company to serve until the 2006 Annual Meeting of stockholders or until their respective successors are elected and qualified.  The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

	For	Against/ Withheld	Broker Non-Votes
George B. DeHuff	4,432,722	137,906	0
Daniel Holland	4,432,762	137,866	0

James C. Blair and John R. Lyon, whose terms as Directors of our company expire at our 2004 Annual Meeting of Stockholders, and Scott R. Pancoast and Larry M. Osterink, whose terms as Directors of our company expire at our 2005 Annual Meeting of Stockholders, continue to serve as Directors of our company until their respective terms expire and were not voted upon at the Annual Meeting.

c.             At the Annual Meeting, a proposal to amend the Company’s 1997 Stock Option/Stock Issuance Plan (“The Plan”) to increase the number of shares of Common Stock reserved for issuance under the Plan by an additional 200,000 shares was approved.  The number of votes cast for and against, as well as the number of abstentions and  broker non-votes relating to such proposal, are indicated below:

For	Against	Abstentions	Broker Non-Votes
3,450,441	1,119,088	1,099	0

d.             At the Annual Meeting, a proposal to amend the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) which will increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by an additional 50,000 shares was approved.  The number of votes cast for and against, as well as the number of abstentions and  broker non-votes relating to such proposal, are indicated below:

For	Against	Abstentions	Broker Non-Votes
4,551,952	17,639	1,037	0

e.             At the Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2003 was approved.  The number of votes cast for and against, as well as the number of abstentions and  broker non-votes relating to such proposal, are indicated below:

For	Against	Abstentions	Broker Non-Votes
4,567,912	1,604	1,112	0

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A)	Exhibits

3.1 (1)	Second Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3 (3)	Restated Bylaws
4.1 (3)	Form of Certificate for Common Stock
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14 and 15d-14 (as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14 and 15d-14 (as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 (as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 3906 of the Sarbanes – Oxley Act of 2002)

*	Furnished herewith.

(1)	Incorporated by reference to our Form 10-K/A filed on September 10, 1998

(2)	Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)	Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)      Reports on Form 8-K

A Form 8-K was filed by the Company on July 29, 2003, which attached a press release setting forth certain unaudited financial information with respect to our quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.

Date:	August 14, 2003	/s/ John R. Lyon
John R. Lyon President, Chief Executive Officer and Director

Date:	August 14, 2003	/s/ Stephen A. Gorgol
Stephen A. Gorgol Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)