Form 10-Q
period 2003-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2003-11-13
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 5,006,585 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

II

PART 1.                           FINANCIAL INFORMATION

Item 1.                                     Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$400,037	$457,052
Marketable securities	187,606	372,320
Accounts receivable, net	904,320	1,670,480
Inventories, net	1,701,574	1,493,278
Other current assets	207,954	108,536
Total current assets	3,401,491	4,101,666
Property and equipment, net	67,488	77,431
Patents and other assets, net	942	3,061
TOTAL ASSETS	$3,469,921	$4,182,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$641,320	$955,961
Accrued compensation	280,830	262,225
Deferred revenue	416,417	499,167
Accrued liabilities	162,919	383,848
Total current liabilities	1,501,486	2,101,201

Total long term lease obligations	22,333	0

TOTAL LIABILITIES	1,523,819	2,101,201

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 Issued and outstanding shares - none at December 31, 2002 1,000,000 at September 30, 2003 (Liquidation Value $3,800,000)	1,032,767
Common stock, $.01 par value:
Authorized shares - 35,000,000 Issued and outstanding shares - 5,001,749 at December 31, 2002 and 5,006,585 at September 30, 2003	50,065	50,017
Additional paid-in capital	68,086,259	68,079,862
Notes receivable from stockholders	0	(78,375)
Deferred compensation	(14,001)	(45,947)
Accumulated deficit	(67,208,988)	(65,924,600)
Total stockholders’ equity	1,946,102	2,080,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,469,921	$4,182,158

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$1,680,343	$2,868,365	$6,808,418	$8,350,853

Cost of sales	983,356	1,631,155	3,853,861	4,502,184
Research and development	397,740	407,579	949,921	1,305,649
Sales and marketing	616,545	670,201	1,810,452	2,129,471
General and administrative	380,523	447,094	1,430,588	1,462,045
Total cost and expenses	2,378,164	3,156,029	8,044,822	9,399,349

Loss from operations	(697,821)	(287,664)	(1,236,404)	(1,048,496)

Interest income	1,593	4,292	38,186	14,517
Interest expense	(1,348)	—	(3,403)	—

Net loss	$(697,576)	$(283,372)	$(1,201,621)	$(1,033,979)

Less: Accretion of dividends on preferred stock	35,918	—	82,767	—

Net loss applicable to common stockholders	(733,494)	(283,372)	(1,284,388)	(1,033,979)

Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.26)	$(0.21)

Shares used in computing basic and diluted loss per share	5,003,471	4,988,797	5,002,620	4,957,280

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,201,621)	$(1,033,979)
Adjustments to reconcile net loss to net cash used for operating activities:
Noncash compensation expense	78,375	—
Depreciation and amortization	137,095	356,615
Amortization of deferred compensation	31,946	54,952
Changes in operating assets and liabilities:
Accounts receivable	766,160	502,553
Inventories	(208,296)	(336,673)
Other current assets	(99,418)	11,687
Accounts payable	(314,641)	71,504
Accrued compensation	18,605	67,192
Deferred revenue	(82,750)	(162,500)
Accrued liabilities	(220,928)	273,983
Net cash flows used for operating activities	(1,095,473)	(194,666)

INVESTING ACTIVITIES
Purchases of short-term investments	184,714	144,013
Purchases of property and equipment	(125,033)	(115,941)
Net cash flows provided by investing activities	59,681	28,072

FINANCING ACTIVITIES
Issuance of common stock	6,444	70,662
Issuance of preferred stock	950,000	—
Long term lease obligations	22,333	—
Net cash flows provided by financing activities	978,777	70,662
Net decrease in cash and cash equivalents	(57,015)	(95,932)
Cash and cash equivalents at beginning of period	457,052	800,547
Cash and cash equivalents at end of period	$400,037	$704,615

See accompanying notes.

VISTA MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

At September 30, 2003, the Company had an accumulated deficit of $67.2 million.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business.  Management does not believe that the Company’s existing capital resources will enable the Company to fund operations for the next twelve months. Our existing capital resources are insufficient to enable us to continue operations as currently conducted.  The cash requirement is very serious.  We need additional funding to meet current commitments and continue development of our business. We currently have the cash resources to continue our business at its current levels only for our immediate needs.  If we do not receive additional  funding,  our ability to continue as a going concern cannot be assured. See “Liquidity and Capital Resources.”

Management’s plans are to manage costs in all operational areas until sufficient capital is raised to support growth and more substantial revenues materialize. The Company has implemented various cost savings plans and continues to manage costs.  However, even with the focus on managing costs, the Company needs to raise additional funding to continue operations beyond 2003. In the event the Company does not receive additional funding, the Company’s plans include, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling certain of the Company’s assets through a merger or acquisition.  Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern.

2.               Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

	September 30, 2003	December 31, 2002
	(Unaudited)

Parts and materials	$1,452,824	$1,243,304
Work in process	343,707	375,414
Finished goods	947,564	919,344
	2,744,095	2,538,062
Less: reserves	(1,042,521)	(1,044,784)
Inventories, net	$1,701,574	$1,493,278

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the periods ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	For three months ended September 30,
	2003	2002

Net Loss
As reported	$(697,576)	$(283,372)
Pro forma compensation expense	(52,372)	(67,841)
Pro forma SFAS No. 123 net loss	$(749,948)	$(351,213)

Basic and diluted net loss per share
As reported	$(0.14)	$(0.06)
Pro forma	$(0.15)	$(0.07)

	For nine months ended September 30,
	2003	2002

Net Loss
As reported	$(1,201,621)	$(1,033,979)
Pro forma compensation expense	(167,101)	(219,302)
Pro forma SFAS No. 123 net loss	$(1,368,722)	$(1,253,281)

Basic and diluted net loss per share
As reported	$(0.24)	$(0.21)
Pro forma	$(0.27)	$(0.25)

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

The Company’s chief operating decision maker evaluates the performance of the two segments based on segment revenues and certain segment costs and expenses, including cost of revenues and research and development expenses.  Other operating expenses, including sales and marketing expenses and general and administrative expenses, are not allocated or evaluated on an individual segment basis, but rather on an enterprise-wide basis.  A summary of the Company’s profitability by segment for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	Obesity Surgery Management	Visualization Technology	Total
Three Months ended September 30, 2003:
Revenues	$750,635	$929,708	$1,680,343
Cost of revenues	224,584	758,772	983,356
Research and development	—	397,740	397,740
Segment contribution	$526,051	$(226,804)	$299,247

Reconciliation of segment contribution to total net loss:
Sales and marketing			616,545
General and administrative			380,523
Interest income			1,593
Interest expense			1,348
Net loss			$(697,576)

	Obesity Surgery Management	Visualization Technology	Total
Three Months ended September 30, 2002:
Revenues	$738,976	$2,129,389	$2,868,365
Cost of revenues	211,591	1,419,564	1,631,155
Research and development	—	407,579	407,579
Segment contribution	$527,385	$302,246	$829,631

Reconciliation of segment contribution to total net loss:
Sales and marketing			670,201
General and administrative			447,094
Interest income			4,292
Interest expense			—
Net loss			$(283,372)

	Obesity Surgery Management	Visualization Technology	Total
Nine Months ended September 30, 2003:
Revenues	$2,056,188	$4,752,230	$6,808,418
Cost of revenues	522,501	3,331,360	3,853,861
Research and development	—	949,921	949,921
Segment contribution	$1,533,687	$470,949	$2,004,636

Reconciliation of segment contribution to total net loss:
Sales and marketing			1,810,452
General and administrative			1,430,588
Interest income			38,186
Interest expense			3,403
Net loss			$(1,201,621)

	Obesity Surgery Management	Visualization Technology	Total
Nine Months ended September 30, 2002:
Revenues	$2,609,944	$5,740,909	$8,350,853
Cost of revenues	678,108	3,824,076	4,502,184
Research and development	—	1,305,649	1,305,649
Segment contribution	$1,931,836	$611,184	$2,543,020

Reconciliation of segment contribution to total net loss:
Sales and marketing			2,129,471
General and administrative			1,462,045
Interest income			14,517
Interest expense			—
Net loss			$(1,033,979)

The Company reports assets on a consolidated basis to the chief operating decision maker, and all the assets are located within the United States.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three months ended September 30,
	2003	2002
United States	$1,164,637	$1,845,015
Europe	515,706	1,023,352
Total	$1,680,343	$2,868,367

	Nine months ended September 30,
	2003	2002
United States	$4,526,003	$5,720,559
Europe	2,282,415	2,630,294
Total	$6,808,418	$8,350,853

7.  Stockholders’ Equity

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

In June 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

9.  Warranty Accrual

The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience.  A rollforward of the customer warranty accrual is as follows:

Balance at December 31, 2002	$45,261

Warranty expense	30,423

Deductions and other	(27,500)

Balance at September 30, 2003	$48,184

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

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market. The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At September 30, 2003 such inventory reserves approximated $1,043,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.

Our results of operations for three-months and nine-months ended September 30, 2003 versus three-months and nine-months ended September 30, 2002

Revenues.  We had revenue from product sales and contract revenue of $1,680,000 and $6,808,000 for the three-and nine months ended September 30, 2003, respectively, compared to revenues from product sales and contract revenue of $2,868,000 and $8,351,000 for the three- and nine-months ended September 30, 2002, respectively.  The decrease in revenue for both the three-and nine-month periods was due primarily to lower unit sales from our Visualization Technology Business.

Cost of Revenues.  Our cost of revenues were $983,000 and $3,854,000 for the three- and nine-months ended September 30, 2003, respectively, and $1,631,000 and $4,502,000 for the three-and nine-months ended September 30, 2002, respectively.  Our gross margins were 41% and 43% for the three- and nine-months ended September 30, 2003, respectively, and 43% and 46% for the three-and nine-months ended September 30, 2002, respectively.  The decrease in gross margin was primarily due to lower sales of our higher margin Obesity Surgery Management Services Business.

Research and Development Expenses.  Our research and development expenses were $398,000 and $950,000 for the three-and nine-months ended September 30, 2003, respectively, and $408,000 and $1,306,000 for the three-and nine-months ended September 30, 2002, respectively.  The decrease in research and development expenses was primarily attributable to a reduction in next generation product development.  We expect our research and development expenses to remain at or near current levels in the next several quarters as we finalize our next generation of products for the general surgery market.

Sales and Marketing Expenses.  Sales and marketing expenses were $617,000 and $1,810,000 for the three-and nine-months ended September 30, 2003, respectively, and $670,000 and $2,129,000 for the three-and nine-months ended September 30, 2002, respectively. The decrease in sales and marketing expense reflects a reduction in consulting and promotional activities for the obesity surgery market. We expect our sales and marketing expenses to increase proportionately during the next several quarters as we begin to increase our field activities for the obesity surgery market.

General and Administrative Expenses.  General and administrative expenses were $381,000 and $1,431,000 for the three-and nine-months ended September 30, 2003, respectively, and $447,000 and $1,462,000 for the three-and nine-months ended September 30, 2002, respectively.  We expect our general and administrative expenses to remain at or near current levels for the next several quarters.

Interest Income.  Our net interest income was $2,000 and $38,000 for the three-and nine-months ended September 30, 2003, respectively, and $4,000 and $14,000 for the three-and nine-months ended September 30, 2002, respectively.  The increase in net interest income during the 2003 period was due primarily to interest income recognized from notes receivable from stockholders partially offset by decreasing cash balances.

Liquidity and capital resources

Net cash used for operating activities for the nine-months ended September 30, 2003 was $1,703,000 compared to net cash used of $195,000 for the corresponding nine-month period in 2002.  The increase in net cash used in operating activities during the 2003 period primarily attributable to increased accounts payable payments along with higher inventory purchases, and an increase in the net loss.

Net cash provided by investing activities was $60,000 for the nine-months ended September 30, 2003 compared to $28,000 of net cash used in the same period in 2002.  The increase in net cash provided by investing activities during the 2003 period was primarily attributable to increasing maturities of short term investments.

Net cash provided by financing activities was $956,000 for the nine-months ended September 30, 2003, compared to $71,000 for the same period in 2002.  The increase in net cash provided by financing activities during the 2003 period was primarily attributable to the closing of a private placement of shares of our Series A Convertible Preferred Stock for total proceeds of $950,000.  During the nine months ended September 30, 2003, we had no advances from our credit facility.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at September 30, 2003.  At September 30, 2003, we had no advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.

We incurred operating losses in 2000, 2001 and 2002, and at September 30, 2003, had an accumulated deficit of $67.2 million.  At September 30, 2003, we had cash and short-term investments of $588,000.  In March 2003, we sold $950,000 of preferred stock in a private placement to two accredited investors.  In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2003 and has been renewed through October 2004.  However, the amounts available under this line of credit facility are available only with respect to accounts receivable, which totaled approximately $917,000 at September 30, 2003.  We do not believe that these sources of liquidity will be sufficient to meet our anticipated capital requirements.  This cash requirement is very serious and we will require additional funds to continue our business beyond the end of 2003.  Certain circumstances, including a continued slow rate of product orders or declining revenues in our Obesity Surgery Management Services business would accelerate use of our remaining funds.   There can be no assurance that the requisite funding will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  No assurance can be given that we will be able to continue as a going concern.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2003, our investment portfolio included fixed-income securities of $0.4 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

We are dependent upon additional funding to meet current commitments, continue the development of our business and maintain our ability to continue as a going concern.

At September 30, 2003, we had cash, cash equivalents and short-term investments of $588,000. We believe that these cash resources, together with cash from operations will not be sufficient resources for the next three months.  This cash requirement is very serious.  We need additional funding to meet current commitments and continue development of our business.  Our current cash resources will only allow us to continue our business at its current levels for our immediate needs.  If we do not receive additional funding, our ability to continue as a going concern cannot be assured.

Our long-term success as a business is dependent on our ability to grow our Obesity Surgery Management Services business, which will require that we raise additional funds.

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

We are not in compliance with the requirements to maintain the listing of our common stock on Nasdaq SmallCap Market and may be subject to de-listing, which could negatively affect the liquidity of our stock and our ability to raise capital.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to have stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  As of September 30, 2003, we had stockholders’ equity of $1,946,102, below the required level.  If current trends in our business continue, our stockholders’ equity will drop quickly in the near future.  We also do not comply with the alternative listing requirements.  This may subject us to de-listing.  The de-listing of our common stock from the Nasdaq SmallCap Market may materially impair our stockholders; ability to buy and sell shares of our common stock and could have an adverse affect on the market price of, and the efficiency of the trading market for, our common stock.   In addition, the de-listing of our common stock could significantly impair our ability to raise capital, which is crucial to the success of our business.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of September 30, 2003, we have incurred cumulative net losses of $67.2 million.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

Success of the Vista Obesity and Wellness (VOW) Centers depends on our entering into agreements with hospitals and surgeons; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

We plan to set up our VOW Centers in conjunction with hospitals and surgeons.  There can be no assurance that negotiations for the establishment of these Institutes will not be protracted or impossible to negotiate satisfactorily.  Because of our limited experience in negotiating and concluding these agreements, we cannot accurately predict the time and expense involved, and any unexpected delays could prevent the execution of our strategic plan.

We expect to need additional funding if we are to fully develop the VOW Center concept.

Any deviation in the timing or projected cash flow of our Obesity Surgery Strategy may cause us to require additional investment capital.  There can be no assurance that such capital will be available to the extent required, or at all.  The amount of additional capital which we may need to raise will depend on many factors, including:

•                  the extent to which the Centers and other services gain market acceptance,

•                  the speed with which we can execute our plan;

•                  the levels of reimbursement for procedures performed;

•                  the extent of competition.

Our liquidity and capital requirements will be difficult to predict.

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

After establishing a VOW Center, we must continue to prove our value proposition.

In order to successfully negotiate and complete agreements with doctors and hospitals to establish a VOW Center, we will present them with our projected revenues and operational metrics.  We cannot assure you that our projections will prove accurate or that we will be able to provide the anticipated metrics.  Our projections are based on limited input and operational history and failure to meet such projections will negatively impact our business.

We operate in a competitive market; new technologies, procedures, or pharmaceuticals could radically change the modality of treatment of morbid obesity and negatively impact our management services business and the projected VOW Centers.

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

Item 4.  Controls and Procedures

(a)            Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within ninety (90) days before the filing of this Form 10-Q, our Chief Executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in  Rules 13a-14 and 15d—14 under the Securities Exchange Act of 1934) are effective.

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

d.             Not applicable

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

I.              None

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A)           Exhibits

3.1 (1)	Second Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3 (3)	Certificate of Designations of Series A Convertible Preferred Stock
3.4 (4)	Restated Bylaws
4.1 (4)	Form of Certificate for Common Stock
31.1 *	Certification of the Chief Executive Officer pursuant to rules 13a-14 and 15d-14 (as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002)
31.2 *	Certification of the Chief Financial Officer pursuant to rules 13a-14 and

15d-14 (as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002)
32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 (as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002)
32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 3906of the Sarbanes – Oxley Act of 2002)

*                                                                 Filed herewith.

(1)                                                          Incorporated by reference to Company’s Registration Statement on Form S-1 (No. 333-22985), filed on March 7, 1997.

(2)                                                          Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)                                                          Incorporated by reference to our Form 10-K filed on March 31, 2003.

(4)                                                          Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)                                    Reports on Form 8-K

We furnished, on Form 8-K, Item 12, during this fiscal quarter, a copy of an announcement of historical financial results.  Pursuant to SEC staff guidance, such furnished Form 8-K information need not be listed in this Item 6 (b) of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date:	November 13, 2003	/s/ John R. Lyon

John R. Lyon
President, Chief Executive Officer and Director

Date:	November 13, 2003	/s/ Stephen A. Gorgol

Stephen A. Gorgol
Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)