Form 10-K
period 2003-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2004-03-31
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                                                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $9,186,632.  For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 24, 2004 was 5,011,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2004, to be filed on or about April 26, 2004 and referred to herein as the “Proxy Statement” are incorporated as provided in Part III.

Certain exhibits filed with the Registrant’s prior registration statements and forms 10-Q and 10-K are incorporated herein by reference into Part III of this Report.

Vista Medical Technologies, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2003

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

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” at pages 19 through 27 below, and elsewhere in this report.

Item 1. BUSINESS

OVERVIEW OF OUR BUSINESS

We operate two business units.  The Obesity Surgical and Medical Management Services business (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  We now offer, in addition, systems, consulting and program management services which enable the efficient operation of obesity surgery programs.  The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high-resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business to Viking Systems, Inc., (see pages 9 and10 for a description of the terms of the transaction), subject to the approval of our stockholders.

Background to Obesity Surgery and Medical Management Services (VOW Solutions, Inc.)

The vision of our VOW Solutions business is to enable healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for morbidly obese patients.  Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of continually successful obesity surgery programs.

We believe that our VOW products and services can be instrumental in the implementation and/or optimization of a hospital’s successful bariatric surgery program.  The obesity epidemic is not over; in fact, the rate of increase of severely obese Americans is accelerating.  Obesity-related comorbidities cost the United States healthcare system $102 billion annually.  Laparoscopic gastric bypass surgery safely and effectively treats morbidly obese patients by allowing them to eliminate 96% of their comorbidities and average an 80% loss of excess body weight, within one year of surgery.  VOW Solutions’ complement of bariatric management and consulting services positions a hospital to enter the field of bariatric surgery, as well as to optimize the operation and efficiency of an existing program for future growth.

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

Minimally invasive microsurgery.

Complex minimally invasive procedures in general surgery, gynecology and urology have evolved relatively slowly over the past few years, slowing considerably from 1995.  According to the journal InVivo, “Though the benefits of MIS (Minimally Invasive Surgery) – shorter recovery times and less pain and trauma for the patient, lower costs and less time lost from work for employers — are widely applicable across a range of procedures, realizing those benefits beyond gallbladder removal proved tricky.  Worse, for more complex procedures, MIS actually proved problematic for surgeons, notwithstanding its other benefits — longer procedure times, more difficult manipulation of instruments, more torturous ergonomics.”

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

Our Business Strategy

Our business strategy is to become the leading pure play disease state management company focused on the treatment of morbid obesity.  We will become pure-play when we have completed the sale of the Visualization Technology business, which is pending shareholder approval.

When we founded our company in 1993 it was primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures and it was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed our portfolio of consulting products and services for the initiation, operation and management of Obesity Surgery Programs.  Since early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery and Medical Management Services business unit (now incorporated in a wholly owned subsidiary VOW Solutions, Inc.), located in Carlsbad, California, have functioned as individual business units.  We intend to become a niche health care services pure play, focused on the disease state management of chronic or morbid obesity.  The business structure of the company, after the planned divestiture of the Visualization Technology business, will be as follows:

Business Overview

We have been a key participant in the rapid development of the bariatric surgery market over the past three years. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a sub-specialty of general surgery, is focused on surgical weight reduction solutions for the severely, or morbidly, obese.  Since 2000, our company has played a key role in the development of some 80 bariatric surgical centers, based in hospitals across the United States, which provide state-of-art treatment, specifically the minimally invasive gastric bypass roux en-y procedure, to morbidly obese patients.  We have provided this customer base with feasibility analysis, customized projections, implementation support, clinical training, marketing and general consulting services.  Demand from hospitals and surgeons wishing to start or expand bariatric surgical programs, is driven by surging patient demand for a viable, long-term solution to the problem of chronic morbid obesity (defined as at least 100 pounds above ideal body weight).  Patient demand, fortified by the very public success in weight loss of several celebrities, has driven the number of gastric bypass procedures from 60,000 in 2001 to 103,000 in 2003, with 250,000 projected for 2005.  By 2005 there will be approximately 1 million post-surgical gastric bypass patients.  Obesity is now formally a disease state, classified as an epidemic by the Centers for Disease Control and described, in company with its frequent co-morbidity, Type II Diabetes, as “the epidemic disease of the 21st Century.”  And the data keep getting worse:  In October 2003, the Archives of Internal Medicine published an article showing that the number of extremely obese Americans (those more than 100 pounds above ideal body weight – the prime candidates for surgical intervention) has quadrupled since the mid-1980s, accelerating at twice the rate of “ordinary” obesity.

We believe that, to meet the demand for the present form of obesity surgery, and to offer patients the choice of many new therapies which are either recently introduced or in development, requires a rapid expansion of high quality surgical programs and related patient medical and wellness services.  This comprehensive approach is not the present organizational norm and we believe, based on both market understanding and research, that there is an opportunity to leverage Vista’s present expertise, market position and relationships, into a turnkey program management solution (the VOW Centers.)  This represents a natural extension of our current business model into the direct management of the infrastructure of obesity surgical care via a national network of company-owned clinical programs, established initially in partnership with hospitals, surgeons and physicians, and, in due course, with insurance companies, managed care and employers.

Market Opportunity

Obesity is defined as an excessively high amount of body fat or adipose tissue in relation to lean body mass.  Weight standards are most often determined by the Body Mass Index (BMI), a measure expressing the ratio of weight-to-height.  Individuals with a BMI of 25 to 29.9 are considered overweight; a BMI of 30 or more is considered obese, and 40 or more is very severely, or morbidly, obese.  The Centers for Disease Control and Prevention (CDC) speak of “an epidemic of obesity” in the United States, with prevalence increasing to 24% of the adult population in 2003, from 12% in 1991.  The increase in obesity cuts across all ages, racial and ethnic groups, and both genders.  Obesity, which studies show is associated with an increased risk of diabetes, as well as other serious co-morbidities, is a major cause of mortality.  It is estimated that 600,000 US adults die each year from causes related to obesity.  The Surgeon-General, in a Call to Action, estimates that the economic cost of obesity in the United States was about $117 billion in 2000.  A recent Rand Corp. study found that the health care costs linked to obesity are now greater than those related to smoking or alcohol abuse and “is like aging 20 years” when measured by the onset of chronic medical problems.  The fact that obesity is a major health problem, and is increasing at an alarming rate has been well publicized in the media.  Also, the IRS, in a recent ruling, declared that obesity is a disease in its own right and that the cost of physician-directed weight loss programs may be included as a deductible medical expense.  Given that medical expenses may be deducted only to the extent that they exceed 7.5% of adjusted gross income, and that less than 5% of taxpayers deduct medical expenses, the ruling is probably significant more as an indicator of governmental concern over obesity than as a financial incentive to individuals.  As a further example of this, the federal agency in charge of Medicaid and Medicare is conducting a review to determine whether it should consider obesity as a disease.  However, the principle that obesity itself is a disease, and not merely a symptom or precursor of a disease, is still a contentious issue, and such a classification is resisted by private insurers.

Among other issues which attract attention in terms of market awareness, perhaps the one with the most serious implications for the future is the rate of growth of obesity in the young, which manifests itself as an acceleration of the incidence of diabetes and other serious health conditions, such as early onset of heart disease. Also, obesity is becoming recognized outside the United States as a looming problem; for example, the rate of growth of obesity in Germany and the United Kingdom is the same as the U.S.  The problem is not yet epidemic, because each country’s starting point was lower than the U.S., but the trend is clear and inexorable.  The World Health Organization has coined the term “globesity” to highlight the problem.

For the morbidly obese, the most significant factor is that virtually every weight loss remedy, apart from weight loss surgery, has been proven to be ineffective on a consistent basis over time.  The plain fact is that once a person is morbidly obese, reversing the trend, with an adequate and permanent result, has been nearly impossible in most cases.  It is this reality which that accounts for the growth trajectory of gastric bypass surgery, as it is the only option with a long-term, proven track record of success.  And, it is the refinement of the procedure over recent years, most notably the patient benefits of a minimally invasive approach, which are helping to convince increasing numbers of the morbidly obese that it is the only valid option.  The surgical community has also embraced bariatric surgery, which it originally questioned as a legitimate procedure.  The discipline is now endorsed by the National Institute of Health Consensus Conference and the American Society of Bariatric Surgery (ASBS) is recognized by the American College of Surgeons.  The outcome is that modern bariatric surgery, while not risk-free, has a complication rate similar to other major abdominal operations, and, of course, offers patients dramatic and sustained weight loss.

In summary, approximately 60 million American adults are clinically obese, and of these as many as 13-16 million are potential candidates for a surgical weight-loss procedure.  That is, according to the National Institutes of Health (NIH) guideline, they have a BMI of 40 or above, (5-6 million) or a BMI of 35 or above, with serious complicating conditions such as diabetes, hypertension, cardiopulmonary problems, asthma, sleep apnea, or arthritis and joint problems (8-10 million).

Our Strategy

Our goal over the next five years (2004-2008) is to become a leading provider of consulting and management services to bariatric surgical programs thus becoming a national leader in the provision of state-of-the-art care to the morbidly obese patient seeking a surgical solution to effectively lose, and maintain the loss of, an adequate amount of weight.  We then plan to leverage the market platform that our centers provide to extend our provision of care to obese patients who are not candidates for surgery, and to market our consulting services and back-office systems capability to other bariatric surgical programs.  We intend to realize these objectives through the execution of the following strategies:

•                  Fast-track VOW Center roll-out by offering an outsource formula to hospitals and surgeons that reduces their risk, minimizes their direct investment in program infrastructure, and maximizes profitable patient flow.

•                  Institute best-practice surgical protocols as a consistent, uniform standard and maintain rigorous clinical oversight.

•                  Develop a reputation for patient-friendly organizational efficiency, contributing to an extremely valuable national brand image.

•                  Maximize the administrative efficiencies inherent in the centralizing of key back-office functions with standardized operating systems.

•                  Continue to build our management consulting products and services, both as a profitable source of increased revenues and as a means of further developing stature in bariatrics, and thereby referrals.

•                  Build a consumer-based business, with nutritional supplements specific for post-surgical gastric bypass patients.

Fast-track VOW Ccenter roll-out by offering hospitals and surgeons a reduced-risk outsource formula.  We plan to offer a fast-track approach to the initial set-up of a top-class bariatric surgical center (or the takeover of management of an existing program), with a fully developed operating plan ready for implementation.  Our approach covers everything necessary to maximizing operations in the shortest possible time; our experience shows that the ramp-up time for surgeons and hospitals to initiate operation of a new bariatric surgical program can be as long as six months, and even after that progress can be slow because of the organizational complexity of the task.  The VOW concept simplifies and standardizes the formula, leaving our partner surgeons and hospitals and affiliated surgeons to do what they do best – operate on and provide in-patient care.  Of course, the start up time for existing programs is considerably shorter since there are usually patients already in process.  We feel that existing programs which that have managed to attain a modest patient volume (50-150 cases a year), and which want to grow faster, will be our near-term targets.

Institute best-practice surgical protocols.  Our experience with the Laparoscopic Bariatric Surgical (LBS) Preceptorship has permitted us, under the direction of our Clinical Faculty, to offer the most comprehensive surgical training course in state-of-the-art laparoscopic gastric bypass surgery which is available anywhere.  This training program will be available to surgeons who affiliate with VOW; the training process will also include subsequent proctoring by our faculty during cases.

Maximizing operating efficiencies.  This is key to leveraging economies of scale, and we will devote considerable resources to the further development of a standardized operating system.  Also, many of the functions of a bariatric surgical program are common and can be centralized for efficiency and cost-saving reasons.  We believe that independent programs will need to generate very high patient volumes to justify the infrastructure necessary to operate efficiently.  For example, we know of existing programs with case volumes in the 750-1000 per year which have between 30 and 50 staff.  As many as 75% of these employees are performing functions which that would be handled centrally in the VOW model.  We believe that in a very short time low volume programs will simply be unable to compete effectively with high-volume centrally managed programs.

Develop a brand image of Efficient Empathy.  We believe that this element of our strategy is extremely important.

Our patients come from a group that has suffered psychologically because of their illness, often at the hands of the medical profession.  We have learned by our experience to date that the provision of a sensitive and supportive environment is vital to success.  At the same time, the process towards surgery must be efficient:  There are many steps in the process, and it is easy for patients to become lost or discouraged if the system, and the staff dealing with them, is haphazard in its approach.  Standardized systems across all managed programs are designed to shepherd patients through the process with Efficient Empathy.

Develop and leverage our consulting business.  Our consulting business, originally based on provision of clinical training in laparoscopic gastric bypass surgery, has expanded to include management, operational, financial and marketing services.  It is this business that has created our reputation within bariatrics and has given us a total customer base of approximately 80 hospitals (including some 60 LBS Centers).  We are currently developing new and valuable products to meet the emerging needs of the maturing developing market.  We expect our consulting business to be a fertile source of referrals for VOW partnerships.

Build our consumer business.  Gastric bypass patients have a lifelong need for specialized vitamins and nutritional support.  We are already marketing VistaVitamins as a specific solution to the bariatrics-vitamin issue and intend to increase marketing and distribution efforts and extend the product line.  With one million post-surgical gastric bypass patients by 2005, we estimate that the total available annual market is $500 million.

Our Solution:  VOW Centers (Vista Obesity to Wellness Centers)

The number of physicians who are treating bariatric patients is growing, in both the medical and the surgical arena.  For example, it is estimated that there are now between 1,200 to 1,500 active bariatric surgeons.  However, the expertise essential for high-volume patient acquisition, and the infrastructure required for quality patient care at these levels are often beyond the scope, or the willingness to invest, of many programs.  Even when bariatric centers are established in conjunction with a supportive hospital, the proper staffing, knowledge and time required to efficiently market, educate, collect a comprehensive medical and diet history, verify insurance and obtain the necessary authorizations can be a management challenge, one that many simply cannot handle cost-effectively.  Many of these functions are much more efficiently and effectively handled in a centralized fashion (where one centralized department handles the work for dozens of programs).  A focused team of professionals with centralized support is necessary to properly handle all the unique and multifaceted issues involved in securing and serving large numbers (400 — 500 cases per year) of bariatric patients.

It is for this reason that we have seen increasing interest from hospitals and physicians in an outsourced management solution which brings together the resources necessary for establishment and/or operation of successful medical and surgical bariatric programs.  Our plan is to offer ongoing hands-on management support to such medical providers by delivering a cost-effective outsourced solution to the provision of multi-disciplinary medical and surgical care to a high volume of morbidly obese patients.

The VOW Center concept is designed to overcome the traditional barriers experienced by physicians and hospitals when attempting to put into operation new, or to maximize existing, niche product lines.  Our approach will free physicians from nearly all administrative functions, allowing them to devote all their time and energy to patient care and the operating suite.  Similarly, the VOW Center will assist and/or provide the hospital with the expertise, personnel and core infrastructure needed to operate a fast track, successful, high-volume bariatric center.

We plan to enter into a strategic partnership agreement with physicians and hospitals to establish VOW Centers.  To date, we have entered into one strategic partnership agreement.

VOW Consulting Services

Our Solution:

Our consulting services are organized as specific “products” which offer clients a basic standardized set of deliverables, with several customizable options.  Our primary consulting products are as follows:

Blueprint

An expert VOW team conducts a detailed assessment and evaluation of an existing, or projected, bariatric surgery program and provides recommendations for improvement.  A comprehensive written report, the “Blueprint,” examines a program’s vision, sensitivity, operational capabilities, business/financial model, marketing potential and information management, offering a firm feasibility analysis.  Our proprietary financial model projects program-related revenue, expenses, reimbursement and capitalization requirements under current operating conditions.  The recommendations include marketing strategies derived from the National Health and Nutrition Examination Survey and the United States Census, customized to a bariatric program’s geographic location and patient population.

Implementation Consulting Service

Our implementation team spends up to 2 days on-site educating a hospital and program staff on the five fundamental phases of a successful bariatric surgery program.  This preparation emphasizes patient introduction, the pre-admission/operative period, the peri-operative period, post-operative recovery and discharge, and post-discharge care.  Included in the service are templates, tools and training components integral to the ongoing viability of a program.  These include informed consent, sensitivity and in-patient/office training, insurance authorization strategies, marketing tools, patient education, diet counseling, physical therapy and exercise plans and support group coaching.  Subsequent to this service, a program’s staff will be educated in delivering efficient, best-practice care in a sensitive environment.

Laparoscopic Bariatric Surgery (LBS) Preceptorship

The LBS Preceptorship allows a hospital team to more quickly implement minimally invasive laparoscopic gastric bypass surgery into a hospital and surgical practice.  The 3-4 day course includes clinical observation, laboratory training, surgical lecture and didactic training that incorporates cadaver experience.  The Preceptorship includes observation by the entire OR team (primary surgeon, first assistant, surgical technician and nursing circulator) and is a CME and CEU accredited event.

Optimization Consulting Service

VOW’s Optimization Consulting Service concentrates on improving an existing bariatric surgery program’s efficiency, effectiveness and profitability.  Recommendations focus on optimizing the finance, operations and marketing of a bariatric program.  The work-up of a program’s financial performance will facilitate an institutional ability to resolve issues pertaining to revenue, expense attribution, capital investments and payor environment.  Operational recommendations target a patient’s migration through the program and improved efficiency between surgeons and the hospital.  The comprehensive marketing assessment analyzes referral patterns, per-patient cost of acquisition and overall effectiveness.

Marketing Materials

The Bariatric Surgery Marketing Materials help to create and/or enhance a hospital’s identity as a Bariatric Center, lending credibility and fostering community support.  The media tools enable a hospital to capitalize on varying marketing venues including public speaking, print publications, radio and television.  The package includes a customizable “Decision of a Lifetime” video and television advertisement, a 60-second radio advertisement, a print advertisement, a patient brochure and a community lecture template on PowerPoint.  The message focuses on the experience of a diverse group of actual patients, their life-long struggle with obesity, and the satisfaction they have realized through gastric bypass surgery.

Visualization Technology Business

Terms of transaction to sell the Visualization Technology Business

We entered into an Asset Purchase Agreement with Viking Systems Inc. regarding the sale of all the assets of the Visualization Technology Business on December 22, 2003, subject to the approval of our stockholders.  Viking and its principals are not affiliated with us; and our officers, directors, and, to our knowledge, principal stockholders are not affiliated with Viking.  Viking formerly conducted a software business, but those operations were unsuccessful.  Recently, a group of investors purchased control of Viking, with the approval of Viking’s Board of Directors, and Viking’s current business plan, as stated in its public filings with the SEC, is to engage in the medical device market.

The most material terms of the Asset Sale are as follows:

•                  Viking will purchase all assets (and assume most liabilities) related to the Visualization Technology business in exchange for a combination of cash, stock, and future royalty payments.  Specifically:

•                  Viking will pay us a minimum of $132,000 of cash at closing; Viking will also pay us in cash the difference between the Accounts Receivable and Accounts Payable of the

Visualization Technology business at the time of closing.  Total cash payable at closing will not exceed $400,000.  As of February 29, 2004, the difference between our Accounts Receivable and Accounts Payable was $204,688.  Nonetheless, we expect this balance to be zero or negative at closing, resulting in cash at closing of $132,000.

•                  Viking will issue to us shares of its common stock equal to ten percent (10%) of the fully-diluted shares of Vikings stock.

•                  We will enter into a License Agreement with Viking pursuant to which we will exclusively license to Viking all intellectual property and product rights used in operation of the licensed business.  In exchange for this license grant, Viking will pay us royalties over the next five (5) years based on sales of the licensed products by Viking.  The License Agreement will contain minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five.  The royalties payable by Viking are capped at a maximum of $4,500,000 in the aggregate over the five year period.  We will retain ownership of all intellectual property and product rights under the License Agreement until at least the minimum royalty obligations have been satisfied, at which point we will transfer ownership to Viking.

•                  At closing we will consign our current inventory of products and parts to Viking and will be reimbursed for the value of that inventory, if and when used, over the course of the twelve months after closing.  Any inventory not sold by Viking during this one year period will be transferred to Viking,

We operate theVisualization Technology business entirely out of our Westborough, Massachusetts location.  As a result, this entire facility, less a few selected assets of minimal dollar value, will be transferred to Viking in connection with the Asset Sale.

We have agreed to indemnify Viking for any breach of the representations and warranties made by us in the Asset Purchase Agreement and for any liability not assumed by Viking.

We intend to use the proceeds from the Asset Sale to fund our Obesity Surgery and Medical Services business.  We may also use some of the proceeds (other than cash received at closing) to redeem shares of our Series A Preferred Stock or to encourage the conversion of such stock to commons stock.  This transaction is subject to the approval of our stockholders.  A proxy concerning this transaction has been filed with the SEC and, when approved by the SEC, will be distributed to our stockholders.

Our technology:

Our technology provides a 3-D visualization solution to the inherent vision restrictions and demands of minimally invasive microsurgery.  It provides the surgeon with a clear view of the anatomy with the ability to view additional information in a voice-controlled, picture-in-picture format, which facilitates real-time decision making during the procedure.  Our technology is based on the following principles which we believe are essential in advancing the techniques of minimally invasive microsurgery.  We believe these principles offer several key advantages over other visualization approaches:

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

Head mounted display

The head mounted display was originally developed for critical applications in military aerospace by Kaiser Aerospace.  We subsequently determined that the head mounted display was the optimal solution to the challenge of displaying information during minimally invasive microsurgery.  The fundamental technology and human factors experience incorporated in our surgical head mounted display is the result of substantial investment and development by Kaiser Aerospace, originally for military applications.  This human factors knowledge, derived from many years of analysis of the display characteristics which enable pilots performing critical physical tasks to simultaneously absorb and react to crucial information, is a key element in our head mounted display design.  Kaiser’s original know-how and technical knowledge have been transferred to us under our development agreement with Kaiser Electro-Optics, Inc., a subsidiary of Kaiser Aerospace.  We have performed significant additional development work, and have proprietary rights, in the surgical head mounted display design.  Our head mounted display, which we believe is the first specifically designed for surgical use, provides 3-D visualization of small delicate body structures, has the capability of integrating relevant data and presents the image seen by the surgeon in the most correct, intuitive and ergonomic way.  Wearing the head mounted display, the surgeon can also perform surgery “in-line”—meaning with the eyes, hands, instruments and subject in-line.  In-line surgery cannot be performed when the surgeon is observing the anatomy on a remotely-positioned video monitor.

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

Visualization Technology Products

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

Strategic Alliances

Our strategy is to leverage our position in both our business units by forming strategic alliances with corporations and research institutions with respect to the distribution, technology and marketing of some of our products. We have entered into strategic partnering arrangements as follows:

Ethicon Endo-Surgery, Inc.

In June 2001, we entered into an agreement with Ethicon Endo-Surgery, Inc. (EES) providing that the companies will work together in developing the surgical weight reduction market.  This alliance primarily involves sales and marketing support by EES of our Laparascopic Bariatric Surgery (LBS) program and other Vista products and services related to the surgical weight reduction market.  Also, we will receive payments in return for the Company’s commitment to promote use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers with no obligation by the Company or its customers to purchase any EES equipment.  This original agreement expired in November 2003, and a new agreement with EES was entered into for the development of optimization programs, and is currently in force until December 1, 2004.

Kaiser Electro-Optics

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

In June 2000, we retroactively waived future payment of specified royalties by Kaiser provided for in the license agreement with them.  In return, Kaiser agreed to cancel an order that we had placed for a shipment of head mounted display units, without additional cost to us.  In late 2001, we started working with Kaiser Electro-Optics (now a subsidiary of Rockwell Collins) on development of an upgraded head mounted display, which was introduced to the market in October, 2002.  We continue to work with Kaiser Electro-Optics on the next generation head mounted display, which we have displayed in prototype form at meetings during 2003.

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

Intellectual property protection

We rely on a combination of technical leadership, patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights.  As of December 31, 2003, we had exclusive ownership rights to 14 issued United States patents covering various aspects of our devices and systems.  Furthermore, as of the same date, we had exclusive rights in the medical field to 6 issued United States patents, 5 issued foreign patents and 3 pending foreign applications covering various aspects of our devices and systems.  In 1998 we additionally obtained from Carl Zeiss non-exclusive rights to three issued United States patents and four pending foreign applications.  We intend to file additional patent applications in the future.  The failure of such patents to issue could damage our ability to protect our proprietary information.

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

The Company is unable to predict the future course of such federal, state and local regulation or legislation.  Changes in the regulatory framework could have a material adverse effect on the Company’s business, financial position or results of operation.

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

Marketing and Sales

Our VOW Solutions business markets directly to hospitals and surgeons via our in-house sales and marketing departments and in conjunction with the Bariatric Account Management force of our strategic partner, Ethicon Endo-Surgery.  Our Visualization Technology business markets Endosite systems directly to hospitals performing bariatric surgery, and other products via our OEM arrangements.

International sales

Our VOW Solutions business currently does not market outside the United States, although we are evaluating opportunities in international markets for future expansion.  Our Visualization Technology business markets via our OEM customers in markets throughout the world.  We also have limited international distribution of our Endosite system.

Competition

Our VOW Solutions business competes in a developing marketplace with a variety of companies, none of which, to our knowledge, has an identical mix of products and services.  However, there are companies which have products and services which compete with some part of our offering.  We expect competition to increase in the obesity surgery market as companies recognize the potential of the market.  We believe that we have a unique business model, but there can be no assurance that we can prevent other companies from adopting it or that we will be successful in competing with such companies.

The medical device market in which the Visualization Technology business competes is characterized by intensive development efforts and rapidly advancing technology.  Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations.  There can be no assurance, however, that we will be successful in identifying, developing and marketing new products or enhancing our existing products.  Although several companies compete with aspects of our visualization product line, we believe there is no single company which offers a complete and independent 3-D visualization and information system specifically directed at minimally invasive microsurgical applications.  In addition, we are not aware of any other true 3-D head-mounted display which has been cleared for marketing in surgical applications by the FDA.  We do believe that a number of large companies, some of which have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of advanced visualization products for minimally invasive microsurgery.  There can be no assurance that we will be successful in competing with any such companies.

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

Employees

As of February 28, 2004, we had 35 full-time employees, of whom two hold an advanced degree.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.  We believe our relations with our employees are good.

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

Recent Developments

In February 2004, we raised an additional $588,000 in equity capital through the sale of shares of our common stock.  We sold these shares in a private placement to several accredited investors.  In connection with these sales, we agreed to register the shares of common stock within 90 days of closing of the private placement.

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

We will require additional funding to meet current commitments, continue the development of our business and maintain our ability to continue as a going concern.  This includes the divestiture, as planned, of the Visualization Technology business.

At December 31, 2003, we had cash, cash equivalents and short-term investments of $636,000.  We believe that these cash resources, together with cash from operations and the additional equity raised in February 2004, will not be sufficient resources to operate our business beyond June 2004.  This cash requirement is very serious.  We need additional funding to meet current commitments and continue development of our business.  Our current cash resources will only allow us to continue our business at its current levels for our immediate needs.  If we do not receive additional funding, our ability to continue as a going concern cannot be assured.  We are also dependent on the divestiture of the Visualization Technology business to reduce operating costs and provide cash.  This divestiture is in process and is scheduled to close in mid-April, subject to the approval of our stockholders.  There can be no assurance that this transaction will close on time, or at all.

Failure to divest our Visualization Technology business will create a serious cash drain on our company.

VOW Solutions is one of our two existing business units.  We plan to divest the other business unit, Visualization Technology, however , if not divested as planned, this unit will be a cash drain on us and may prevent us from executing our VOW Solutions business plan as intended.

We are not in compliance with the requirements to maintain the listing of our common stock on The Nasdaq SmallCap Market and have received notification of de-listing, which could negatively affect the liquidity of our stock and our ability to raise capital.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to have stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  We received notification on March 1, 2004 of a Nasdaq Staff Determination indicating that we fail to comply with the Stockholders’ Equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.  This request for a hearing has stayed the delisting of the Company’s common stock pending the Panel’s decision.  A hearing has been scheduled for April 1, 2004, at which we intend to present a plan for regaining compliance with continued listing requirements.  There can be no assurance, however, that the Panel will grant our request for continued listing.

As a company, we do not have direct experience in the ownership and management of health care service businesses.

As a company we do not have direct experience in the management of bariatric surgical programs.  We have been involved in the development of bariatric surgical programs since 2000, but have never directly managed these programs.  As such, we have only a limited and indirect operating history upon which an evaluation of our prospects can be based.  Our prospects therefore, must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly when involved in new and rapidly evolving markets.  To address these risks, we must, among other things, respond to competitive developments and attract, retain and motivate qualified staff.  There can be no assurance that we will be successful in addressing such risks or in implementing our business strategy.  There can be no assurance that we will be able to achieve or sustain revenue growth or profitability.

Roll-out of our VOW Centers depends on our entering into agreements with hospitals and surgeons; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

We plan to set up our VOW Centers in conjunction with hospitals and surgeons.  There can be no assurance that negotiations for the establishment of these Centers will not be protracted or impossible to negotiate satisfactorily.  Because of our limited experience in negotiating and concluding these agreements, we cannot accurately predict the time and expense involved, and any unexpected delays could prevent the execution of our strategic plan.

We may need additional funding for our future operating plans beyond that currently contemplated.  These funds may not be available on acceptable terms, if at all.

Any deviation in the timing or projected cash flow of our VOW Centers may cause us to require additional investment capital.  There can be no assurance that such capital will be available to the extent required, or at all.  The amount of additional capital which we may need to raise will depend on many factors, including:

•                  the extent to which the VOW Centers and other services gain market acceptance,

•                  the speed with which we can execute our plan;

•                  the levels of reimbursement for procedures performed;

•                  the extent of competition.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of December 31, 2003, we have incurred cumulative net losses of $68.1 million.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

The terms of our March, 2003, preferred stock financing confer senior rights on the holders of Series A Convertible Preferred Stock, and these rights may impair the interests of our common stockholders or impact our results of operations.

We issued 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Shares”) in March, 2003, which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock.  Among other rights, in the event of a liquidation, dissolution or winding up of our company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive up to $3.80 per share held by them, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including capital expenditures and the issuance of securities.  Additionally, for so long as any Series A Shares remain outstanding after three hundred ninety (390) days following the initial issuance of any Series A Shares, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) twenty-five percent (25%) of the total members of our Board of Directors.  As a result, in the event we do not achieve the criteria necessary for us to redeem some or all of the Series A Shares (e.g., a sale of all or a portion of our Visualization Technology business), the holders of Series A Shares will have the right to control at least one-fourth of the seats on our Board of Directors.

The Series A Shares are subject to redemption by us upon certain events.  If we choose to redeem some or all of the Series A Shares pursuant to the terms of our Certificate of Designations, we will use cash that would otherwise fund our business operations.  Although we may believe that such a redemption is the best available business option, valuable cash would nonetheless be consumed, which would impact our ability to fund operations or grow our business.

The holders of Series A Shares are also entitled to require us to register their shares.  We may be required to register their shares on Form S-3 within 30 days after request, and in any event prior to four hundred (400) days following the initial issuance of Series A Shares.  This registration will consume management time and effort as well as some cash resources.  We have not yet registered these shares and may be subject to monetary penalties.

We need to increase market awareness and acceptance of our products and services.

To our company’s knowledge, the comprehensive services offered by our VOW Solutions business Centers have not been available to date on a national level.  In order to accomplish our strategic and business plans, we will have to quickly and effectively increase market awareness of our services and convince doctors, hospitals and patients of the benefits of our services.  Among other things, this will require that we:

•                  increase awareness of the availability of our services;

•                  strengthen our brand name to combat competition;

•                  continue to upgrade and expand our services; and

•                  increase awareness of the availability of surgery as a means of treating obesity.

We intend to make our services available to doctors and hospitals nationally, which will compound the difficulty of meeting our objectives.  We cannot assure you that we will be able to accomplish these objectives.

After establishing VOW Centers, we must continue to prove our value proposition.

In order to successfully negotiate and complete agreements with doctors and hospitals to establish VOW Centers, we will present them with our projected revenues and operational metrics.  We cannot assure you that our projections will prove accurate or that we will be able to provide the anticipated metrics.  Our projections are based on limited input and operational history and failure to meet such projections will negatively impact our business.

The provision of health care services is subject to considerable regulation by state and federal agencies.

The Centers will need to comply with many laws and regulations, both state and federal, which govern the provision of health care services.  If they fail to comply with any such laws and regulations, then the penalties involved could be serious, time-consuming for management and expensive.  Inexperience in health care services could contribute to an inadvertent breach of laws or regulations.

We operate in a competitive market; new technologies, procedures, or pharmaceuticals could radically change the modality of treatment of morbid obesity and negatively impact the economics of our obesity surgery business.

The market for products and services that address obesity is competitive and new offerings and technologies are becoming available regularly.  We are aware of several developments, primarily involving nerve stimulation or balloon technology, which may come to the market in the next few years.  These devices would be implanted or placed in a relatively simple endoscopic procedure.  If they prove to be more effective than gastric bypass surgery in curing morbid obesity, then the economic structure of the industry and the Centers could be negatively impacted.  Also, many pharmaceutical companies are researching drug therapies for combating obesity.  If they prove successful in finding a more effective solution for morbid obesity than gastric bypass surgery, then demand for surgery is likely to decline substantially.  We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition.

If we fail to retain our key personnel and hire, train and retain additional qualified and experienced employees, we may not be able to compete effectively, or expand our consulting business and the number of Centers as planned, both of which could result in reduced revenues.

Our future success will depend to a large extent on retaining our core operating management team and recruiting sufficient qualified employees to manage and staff our Centers.  There is likely to be a competitive labor market for such staff and there is no assurance that we will be able to attract and retain an adequate number of suitable employees.  If we are unable to do this, then we may not be able to operate and expand our Centers as planned, which may reduce our revenues.

To be successful, we must strengthen awareness of our services through our marketing efforts and through establishment of additional VOW Centers.  We have a limited marketing and business development force through which the efforts will be conducted, and we will rely heavily on each of these individuals.  We cannot assure you that we will be able to attract and retain sufficient qualified personnel.

Our future financial results will fluctuate significantly.

As a result of our limited operating history, we cannot predict our future revenues or operating results.  We do, however, expect our future revenues and operating results to fluctuate due to a combination of factors, including the potential costs of establishing VOW Centers.

Our future operating expenses are expected to increase in future periods as we intend to establish VOW Centers, expand our sales and marketing operations, expand our service capabilities and improve our internal operating and financial systems.  In addition, our operating expenses are based on our expectations of future revenues, and are relatively fixed in the short term.  We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.  If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.

Because of all of these factors and the other risks discussed in this section, we believe that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

Our liquidity and capital requirements will be difficult to predict.

Moreover, our liquidity and capital requirements will depend upon other numerous factors, including the following:

•                  The extent to which our products and services gain market acceptance;

•                  Costs associated with establishing marketing, and operating our Obesity Surgery and Medical Management Services Business and other related programs;

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

Our failure to effectively manage our growth could have a material adverse effect on our business.

Growth in our business will place a significant strain on our management systems and resources.  We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce.  We expect that the number of our employees will continue to increase for the foreseeable future.  We will have to maintain close coordination among our technical, accounting, finance, marketing and sales departments.

We depend on our intellectual property for the establishment and operation of our VOW Centers.

We rely on a combination of trade secrets, know-how and confidentiality restrictions for the establishment and operation of our VOW Centers.  We have expended significant efforts devising the types of products and services we will offer and the manner in which these will be delivered.  Our ability to maintain the secrecy and confidentiality of our trade secrets and internal knowledge are crucial to the success of our business.  Any failure to do so may negatively impact our prospects.

If we dispose of our Visualization Technology business, our future success will depend solely on our ability to establish and grow our obesity surgery management business.

If the sale of our Visualization Technology business is approved by our stockholders our future success as a company will depend on our ability to execute on the establishment and growth of our Obesity Surgery Management Services business.  As a company, we have limited experience in the provision of surgical services.  We will also be required to build this business from a relatively small base, finding partners and surgeons willing to participate.  We cannot assure you that we will be able to build a successful services business in the long term.

We have been, to a significant extent, dependent on distribution partners to sell our Visualization Technology products.

We only have a small direct sales force and, in the past, we were primarily dependent on agreements with third parties for sales of the majority of products derived from our core three-dimensional technology.  Two of our primary distribution agreements were terminated in 2000 and the arrangement with Jomed N.V. to manage distribution in cardiac surgery and to continue supporting our cardiac customer base was terminated in 2003.  We now depend primarily on our direct sales force to sell our 3D products.

Widespread use of our visualization products will require sponsoring the training of a large number of surgeons, and the time required to institute a training program and to train such surgeons could adversely affect near term market acceptance.

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

We have licensed some aspects of our technology from third parties.  The rights under the governing agreements may be terminated if we breach our obligations or in other circumstances.  Our failure to retain rights to these licensed rights could negatively impact our business.  For additional information concerning the agreements which govern these relationships, please see “Business—Strategic Alliances” and “Business — Licenses.”

If we are not able to attract and retain key management and technical personnel and doctors to participate in our advisory boards, it may adversely affect our ability to obtain financing or develop our products.

Our future business and operating results depend in significant part upon the continued contributions of our key management and technical personnel, many of whom would be difficult to replace and some of whom perform important functions beyond those suggested by their job titles or descriptions.  Our business and future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, marketing and sales and support personnel for our operations.  Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel.

Members of our clinical advisory boards consult with us exclusively but are free to consult with other non-competing companies and are employed elsewhere on a full-time basis.  As a result, they only spend a limited amount of time on our business.  Although we have entered into consulting agreements, including confidentiality provisions with each of the members of our clinical advisory boards, the consulting and confidentiality agreements between us and each of the members of our clinical advisory boards may be terminated or breached.

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

•                                          our ability to remain listed on Nasdaq,

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

There is a limited market for our common stock and therefore investors may not be able to liquidate their investment in the foreseeable future, if at all.

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future.  The units and the common stock into which those units are convertible will constitute restricted securities under U.S. federal and applicable state securities laws.  As such, they may not be transferred, sold or otherwise disposed of in the United States, except as permitted under U.S. federal and state securities laws pursuant to a registration or an exemption from registration.  Investors should be prepared to hold our common stock for an indefinite period.  An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our use of hazardous materials may result in unexpected and substantial claims against us for which we do not have sufficient financial resources.

Our research and development activities in the Visualization Technology business may involve the controlled use of hazardous materials and chemicals.  The risk of accidental contamination or injury from these materials cannot be completely eliminated.  In the event of such an accident, we could be held liable for any resultant damages, and any such liability could exceed our resources.  We may incur substantial cost to comply with environmental regulations.

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

Item 2. PROPERTIES

Our facilities consist of approximately 5,000 square feet of subleased office space located in Carlsbad, California, in which our executive offices, plus the staff of our VOW Solutions Business is located.  In addition, we maintain a facility of approximately 17,850 square feet in Westborough, Massachusetts in which the development, engineering, manufacturing operations and customer service personnel of our Visualization Technology Business are located.  The lease under which we have acquired the right to occupy the Westborough facilities expires in October 2004.  The sublease of the Carlsbad premises expires in January 2005 and was executed with a related party.  We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

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

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                                  Market Price of and Dividends on the Registrant’s Common Equity.

Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq SmallCap Market under the symbol “VMTI.”  The following table sets forth the high and low sale prices for our Common Stock on the Nasdaq SmallCap Market from January 1, 2002 through December 31, 2003.

Quarter	High	Low

1st Quarter 2002	$4.59	$2.47

2nd Quarter 2002	$4.15	$3.65

3rd Quarter 2002	$4.20	$2.70

4th Quarter 2002	$3.90	$2.52

1st Quarter 2003	$2.57	$1.34

2nd Quarter 2003	$4.18	$0.77

3rd Quarter 2003	$3.30	$1.71

4th Quarter 2003	$3.20	$1.07

On March 11, 2004 the last reported sale price of our Common Stock was $1.66.  As of March 11, 2004, there were approximately 101 holders of record of our Common Stock.

We have never declared or paid any cash dividends on our capital stock.  We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

The information called for by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the material in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	1999	2000	2001	2002	2003
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Sales	$5,516	$6,539	$9,326	$11,106	$8,709

Cost and expenses:

Cost of revenues	7,521	5,947	6,405	5,989	5,185

Research and development	3,229	1,736	1,945	1,709	1,178

Sales and marketing	2,890	1,158	2,237	2,690	2,548

General and administrative	2,178	1,925	2,031	1,882	1,879

Restructuring expense	690	(400)	—	—	—

Total costs and expenses	16,508	10,366	12,618	12,270	10,790

Loss from operations	(10,992)	(3,827)	(3,292)	(1,164)	(2,081)

Interest income	218	213	70	17	32

Other gains/(losses)	51	—	—	—	—

Net loss	$(10,723)	$(3,614)	$(3,222)	$(1,147)	$(2,049)
Less accretion of dividends on referred stock	—	—	—	—	(118)

Net loss applicable to common stockholders	$(10,723)	$(3,614)	$(3,222)	$(1,147)	$(2,167)

Basic and diluted net loss per share	$(3.16)	$(0.80)	$(0.66)	$(0.23)	$(0.43)

Shares used in computing basic and diluted loss per share	3,398,000	4,495,000	4,906,000	4,969,000	5,004,126

	DECEMBER 31,
BALANCE SHEET DATA:	1999	2000	2001	2002	2003
	(IN THOUSANDS)

Cash, cash equivalents and short-term investments	$1,658	$2,934	$1,317	$829	$636

Working capital	2,972	5,113	2,696	2,007	1,085

Total assets	7,367	7,155	4,823	4,182	2,991

Long-tern debt	—	—	—	7	19

Accumulated deficit	(57,941)	(61,555)	(64,777)	(65,925)	(68,092)

Total stockholders’ equity	4,584	6,151	3,091	2,081	1,108

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

Overview of our Business

We operate two business units.  The Obesity Surgical and Medical Management Services business (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  We now offer, in addition, systems, consulting and program management services which enable the efficient operation of obesity surgery programs.  The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high-resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business to Viking Systems, Inc., (see pages 9 and 10 for a description of the terms of the transaction), subject to the approval of our stockholders.

At December 31, 2003, we had 32 employees.  We expect staffing to increase from our Obesity Management Services business, while there would be an elimination of 19 employees from the sale of our Visualization Technology business in our Westborough facility.  We expect that there will be a steady increase in employees during 2004 within the Obesity Management Services business which would bring us to approximately 22 employees by the end of 2004.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements.  The significant accounting policies which we believe are most critical in gaining an understanding of our financial statements include policies and judgments relating to revenue recognition, accounts receivable, inventories and deferred taxes.  Actual results could differ materially from these estimates.  Our significant accounting policies are summarized in the notes to our consolidated financial statements.  The significant accounting policies which we believe are the most critical in gaining full understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the product and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured.  Sales returns are estimated based on the historical experience and management’s expectations and are recorded at the time product revenue is recognized.  Shipping and handling costs are included in cost of sales.

Within the Obesity Surgery Management Services business, the Company’s revenues are derived from consulting and training services.  Consulting and training services revenue is recognized upon delivery of related marketing materials and completion of the related training component, provided all of the criteria of SAB 104 are met.

Within the Visualization Technology business, the Company’s revenues are derived from the sale of technology products to end users, distributors and original equipment manufactures.  Product revenue is recognized upon shipment, provided all the criteria of SAB 104 are met.

The Company receives semiannual payments as a result of fulfilling certain obligations related to its strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that the Company has complied with all contractual obligations.

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market.  The Company regularly evaluates inventory for excess quantities or obsolescence and reserves for 100% of inventory considered to be excess or obsolete.  This evaluation requires significant judgment and estimates made by management regarding factors such as customer demand, product life cycle and general market conditions.  At December 31, 2003 such inventory reserves approximated $1,303,000.  The Company believes it is adequately reserved for obsolescence of current inventory.  However, future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.  In addition, the expected sale of the Visualization Technology business to Viking Systems, Inc. may require that we reassess the adequacy of our inventory reserves under the terms of the proposed transaction.

Our Results of Operations

Year ended December 31, 2003 compared with year ended December 31, 2002

Revenues

We had revenues from product sales and contract revenue of $8,709,000 for the year ended December 31, 2003 and product sales and contract revenue of $11,106,000 for the year ended December 31, 2002, representing a decrease of $2,397,000 or 22%.  The decrease in revenues during 2003 was primarily due to decreased unit sales from our Visualization Technology business for our Laparoscopic Bariatric Surgery program.  Of the $2,397,000 decrease in total sales, $1,000,000 is represented by the loss of Jomed sales due to their bankruptcy filing in January, 2003. We also had a decrease in camera sales of $200,000 to our original equipment manufacturer customers.  Finally, we had decreased sales relative to fewer Training Programs from our Obesity Surgery Management Services business of approximately $1,200,000.  Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows:  during 2003, three customers accounted for 20%, 16% and 11% of revenues, respectively, and during 2002, one customer accounted for 14% of revenues.

Costs and expenses

	2002	2003
Cost of revenues	$5,989,000	$5,185,000
Research and development	1,709,000	1,178,000
Sales and marketing	2,690,000	2,548,000

General and administrative	1,882,000	1,879,000

Total costs and expenses	$12,270,000	$10,790,000

Cost of revenues.  Our cost of revenues were $5,185,000 and $5,989,000 for the years ended December 31, 2003 and 2002, respectively.  Our gross margins were 40% and 46% for the years ended December 31, 2003 and 2002, respectively.  The decrease in gross margin was primarily due to decreased unit sales of our higher margin Laparoscopic Bariatric Surgery program.

Research and development expenses.  Our research and development expenses were $1,178,000 and $1,709,000 for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $532,000 or 31%.  The decrease in research and development expenses during 2003 was primarily attributable to near completion of next generation product development.  Research and development expenses in 2003 were primarily spent on the next generation head mounted display and the development of a new Vista Stereo 3 Chip camera.  However, should the sale of the Visualization Technology business take place, it is anticipated that substantially all research and development expenses would be eliminated.  Since 2000, the Company’s principal development efforts have focused on new products and services within the surgical obesity market.  The Company’s future spending on research and development will be focused on further expansion of LBS peripheral products and services and development of the next generation Head Mounted Display.

Sales and marketing expenses.  Our sales and marketing expenses were $2,548,000 and $2,690,000 for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $142,000 or 5%.  Our sales and marketing expenses did not drop in accordance with our decrease in revenues due to increased expenses related to the development of our Obesity Management Services business.  We expect a steady increase in sales and marketing expenses during 2004 as we ramp up our field activities for the obesity surgery market.

General and administrative expenses.  Our general and administrative expenses were $1,879,000 and $1,882,000 for the years ended December 31, 2002 and 2001, respectively.  General and administrative expenses were consistent in 2003 compared to 2002.

Other income and losses

Interest income. Our net interest income was $32,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 was due primarily to interest recorded on notes receivable from stockholders, partially offset by decreasing average cash balances and lower interest rates.

Income Taxes

At December 31, 2002, we had federal and state tax net loss carryforwards of approximately $55,588,000 and $30,388,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $15,671,000 of the state tax loss carryforwards expired in 2003, and will continue to expire in 2004 unless previously utilized. At December 31, 2003, we also had federal and state research tax credit carryforwards of approximately $2,248,000 and $902,000, respectively, which will begin to expire in 2010 unless previously utilized. We have provided a full valuation allowance on the deferred tax assets as realization of such assets is uncertain.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been funds raised from public and private placements of our capital stock and, to a lesser degree, cash flows generated from operations.  At December 31, 2003, we had cash, cash equivalents and short-term investments of $636,000.  In addition, in February 2004, we raised an additional $588,000 through a private placement of common stock.

Net cash used in operating activities was approximately $1,250,000, $462,000 and $1,556,000 in 2003, 2002 and 2001, respectively.  The increase in net cash used in operating activities during 2003 compared to 2002 was primarily attributable to increasing net losses.  The decrease in net cash used in operating activities during 2002 compared to 2001 was primarily attributable to decreasing net losses partially offset by increased inventory purchases.

Net cash provided from investing activities was approximately $109,000 and $52,000 in 2003 and 2002, respectively, and cash used in 2001 for investing activities was $257,000.  The increase in cash provided from investing activities in 2003 was primarily attributable to maturities of short-term investments.  The increase in net cash provided by investing activities in 2002 compared to 2001 was primarily attributable to maturities of short-term investments, partially offset by increased purchases of property and equipment.

Cash flows from financing activities were $1,133,000, $66,000 and $25,000 in 2003, 2002 and 2001, respectively.  The cash flows from financing activities in 2003 were primarily attributable to proceeds from a private placement of preferred stock for approximately $950,000 and short term bank borrowings of $200,000.The cash flows from financing activities in 2002 and 2001 were primarily attributable to proceeds from purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.

We incurred operating losses in 2001, 2002 and 2003, and at December 31, 2003, had an accumulated deficit of $68.1 million.  At December 31, 2003, we had cash and short-term investments of $636,000.  In February 2004, we sold $588,000 of common stock in a private placement.   In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2004 and is subject to annual renewals.  We believe that these sources of liquidity, together with anticipated 2004 product revenues and interest income, will not be sufficient to operate our business beyond June 2004.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding and the intended sale of the Visualization Technology business.  However, there can be no assurance that the requisite fundings or sale of the Visualization Technology business will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Borrowing Arrangements

In October 2001, we secured a $2,000,000 line of credit Facility (the Facility) with a bank for one year with automatic yearly renewals.  The current line of credit agreement expires in October 2004.  The Facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2% (4.5% at December 31, 2003).  Borrowings under the Facility are limited to 80% of qualified accounts receivable.  At December 31, 2003, there was $200,000 of borrowings outstanding , and $730,000 available under the Facility.

Contractual Obligations

At December 31, 2003, we are obligated under operating leases, principally related to real estate.  Additionally, we are obligated under capital leases related to computer hardware.  The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2003:

YEAR ENDING DECEMBER 31,	Operating Leases	Capital Leases
2004	$223,125	$30,422
2005	18,624	20,530
2006	—	5,572

Total contractual obligations	$265,588	$56,524

Related Party Transactions

We have a sublease agreement for our California office space.  The sublease agreement has been executed with another company, of which our Chairman of the Board is also a Director.  Total rental payments of $104, 500 were paid to this company in 2003.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements other than the operating lease commitments described above..

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs.  In December, 2003, the FASB issued a revision of Interpretation No. 46 (the Revised Interpretation 46). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation No. 46 to include: (1) deferring  the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Many of these instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement did not have an effect on the Company’s financial statements.

Item 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, our investment portfolio included fixed-income securities of $0.1 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at December 31, 2003.  At December 31, 2003, we had $200,000 in advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.  The maturity date of this credit facility is October, 2004.

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

Item 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 9A.                                                   CONTROLS AND PROCEDURES

Our Chief Executive Officer, Mr. Lyon, and Chief Financial Officer, Mr. Gorgol, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Mr. Lyon and Mr. Gorgol concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with SEC disclosure obligations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

Item 10.                                                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)                                  Identification of Directors.  The information under the caption “Proposal 1 - Election of Directors,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004,  is incorporated herein by reference.

(b)                                 Identification of Executive Officers.  The information under the headings “Executive Officers and Key Employees,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004, is incorporated herein by reference.

(c)                                  Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004, is incorporated herein by reference.

Item 11.                                                       EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004, is incorporated herein by reference.

Item 12.                                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004.

Item 13.                                                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 24, 2004, is incorporated herein by reference.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Proposal No. 3 – Ratification of Independent Auditor”, appearing in our Proxy Statement related to our Annual Meeting of stockholders to be held on May 24, 2004.

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

(b)                                 We filed or furnished three reports on Form 8-K during our fourth quarter ended December 31, 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description
November 5, 2003	12	On November 5, 2003, we announced our financial results for the three months ended September 30, 2003 (Consolidated Financial Statements for this period were furnished with this report).
December 23, 2003	5	On December 23, 2003, we announced an agreement to sell our Visualization Technology business to Viking Systems, Inc.

(c)                                  Exhibits

NUMBER EXHIBIT	DESCRIPTION

3.1(1)	Second Restated Certificate of Incorporation
3.4(2)	Restated Bylaws.
3.2(14)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3(15)	Certificate of Designations of Series A Convertible Preferred Stock
4.1(2)	Form of certificate for common stock.
4.2(15)	Registration Rights Agreement datd March 3, 2003, with the parties listed on Exhibit A therto.
10.1(2)	Series A-1 Preferred Stock Purchase Agreement with the purchasers listed on Schedule A thereto, dated July 27, 1995.
10.2*(2)	Manufacturing Supply Agreement with Kaiser Electro-Optics, Inc., dated July 19, 1995.
10.3(2)	Amended and Restated Investors’ Rights Agreement with the stockholders listed on Schedule A thereto, dated November 27, 1996.
10.4(2)	Amendment to the Amended and Restated Investors’ Rights Agreement with Heartport and the stockholders listed on Exhibit A thereto, dated February 22, 1997.
10.5(2)	Letter Agreement regarding Investment Representations and Registration Rights between us and Urohealth Systems, Inc., dated December 13, 1996.
10.5(b)(15)	Preferred Stock Purchase Agreement dated March 3, 2003, with the parties listed on Schedule A therto.
10.6*(2)	Consulting Agreement with Harry R. McKinley, dated September 15, 1995, as amended.

10.7(2)	Form of Professional Services Agreement.
10.8(2)	Form of Non-Disclosure Agreement for Proprietary or Business Confidential Information.
10.9(2)	Non-Competition, Non-Disclosure and Patent and Inventions Assignment Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991.
10.10*(2)	License and Development Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991, as amended on June 28, 1994.
10.11*(2)	License Agreement with Allen Newman, dated September 2, 1994, as amended December 13, 1996.
10.12*(2)	Agreement to Amend License and Development Agreement with Harry R. McKinley and McKinley Optics, Inc., dated September 15, 1995.
10.13*(2)	License Agreement with Kaiser Aerospace, dated July 19, 1995.
10.14*(2)	Technology Strategic Alliance: Memorandum of Understanding with Kaiser Electro Optics, Inc., dated July 19, 1995.
10.15*(2)	Non-Exclusive License Agreement with Fuji Photo Film Co., Ltd. and Fuji Photo Film Optical Co., Ltd., dated June 25, 1996.
10.16(2)

Lease dated April 14, 1994, as amended by a certain First Amendment to Lease dated March 29, 1996 and a Second Amendment to Lease dated October 22, 1996 with Robert F. Tambone, as Trustee of MAT Realty Trust, u/d/t dated June 4, 1986.

10.17(2)	Standby Letter of Credit from Silicon Valley Bank, dated August 9, 1996.
10.18(2)	1995 Stock Option Plan.
10.19(2)	1995 Stock Option Plan Form of Notice of Grant.
10.20(2)	1995 Stock Option Plan Form of Stock Option Agreement.
10.21(2)	1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(2)	1997 Stock Option/Stock Issuance Plan, as amended.
10.23(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.25(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.26(2)	1997 Employee Stock Purchase Plan.
10.27(2)	Form of Indemnification Agreement between us and each of our directors.
10.28(2)	Form of Indemnification Agreement between us and each of our officers.
10.29(2)	Form of Waiver of Registration Rights, dated February 28, 1997.
10.30(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.31(2)	Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.32(4)	Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.33(4)	Second Amendment to the Amended and Restated Investor’s Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.38(5)	Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.39(6)	Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.40(7)	Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.41(7)	Employment Agreement with John Lyon dated December 28, 1998.
10.42(7)	Employment Agreement with Koichiro Hori dated December 28, 1998.
10.43(7)	Employment Agreement with Allen Newman dated December 28, 1998.
10.44(7)	Employment Agreement with Robert De Vaere dated December 28, 1998.
10.45(7)	Fifth Amendment to Lease dated April 30, 1999.
10.46(7)	Sofamor Danek letter Amendment dated April 1999.
10.47(9)	Agreement with John Lyon dated July 20, 1999.
10.48(9)	Agreement with Koichiro Hori dated July 20, 1999.
10.49(9)	Agreement with Allen Newman dated July 20, 1999.
10.50(9)	Agreement with Robert De Vaere dated July 20, 1999.
10.51*(10)	Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
10.52(11)	Termination Agreement with Medtronic, Inc., dated March 27, 2000.
10.53(11)	Transition Agreement with Medtronic,Inc., dated March 27, 2000.
10.54(11)	Common Stock purchase Agreement with John Kennedy, dated as of August 2, 2000.
10.55(12)	Amendment Two to Industrial Real Estate Lease with Ocean Pacific Tech Centre, dated January 30, 2001.
10.56(12)	Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.

10.57(12)	Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
10.58*(13)	Exclusive Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc., dated as of June 22, 2001.
10.59**	Asset Purchase Agreement with Viking Systems, Inc. dated as of December 22, 2003.
23.1**	Consent of Ernst & Young LLP, Independent Auditors.
24.1**	Power of Attorney (included on signature page).
27.1**	Financial Data Schedule (included on page F-23)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)                                                              Incorporated by reference to our Form 10-Q, filed May 12, 2000.

(12)                                                              Incorporated by reference to our Form 10-Q filed April 2, 2001.

(13)                                                              Incorporated by reference to our Form 10-Q, filed August 3, 2001.

(14)                                                              Incorporated by reference to our Form 10-Q, filed November 14, 2001.

(15)                                                              Incorporated by reference to our Form 10-K, filed March 31, 2003.

*                                         Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”).  This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securities Act.

**                                  Filed herewith

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May24, 2004 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Commission prior to the time they are distributed to the Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES, INC.

Date: March 30, 2004	By:	/s/ John R. Lyon
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

SIGNATURE	TITLE	DATE

/s/ John R. Lyon	President, Chief Executive	March 30, 2004
(John R. Lyon)	Officer and Director (Principal Executive Officer)

/s/ Stephen A. Gorgol	Vice President of Finance and	March 30, 2004
(Stephen A. Gorgol)	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James C. Blair	Chairman of the Board and Director	March 30, 2004
(James C. Blair)

/s/ George B. DeHuff	Director	March 30, 2004
(George B. DeHuff)

/s/ Scott Pancoast	Director	March 30, 2004
(Scott Pancoast)

/s/ Michael Owens	Director	March 30, 2004
(Michael Owens)

/s/ Larry M. Osterink	Director	March 30, 2004
(Larry M. Osterink)

Vista Medical Technologies, Inc.

Report of  Independent Auditors

The Board of Directors and Stockholders

Vista Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista Medical Technologies, Inc. as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audit also included the financial statement schedule listed in the index at Item 15(a).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Medical Technologies, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Vista Medical Technologies, Inc. continues to experience losses from operations and has accumulated losses totaling $68.1 million through December 31, 2003.  At December 31, 2003, the Company had cash, cash equivalents and short-term investments of $636,000.  The Company will require additional financing to fund its operations through January 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan as to this matter is described in Note 1. The 2003 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 2, 2004

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$457,052	$448,943
Short-term investments	372,320	187,209
Accounts receivable, net	1,670,480	979,877
Inventories, net	1,493,278	1,159,207
Other current assets	108,536	174,466
Total current assets	4,101,666	2,949,702
Property and equipment, net	77,431	41,459
Patents and other assets, net	3,061	0
Total Assets	$4,182,158	$2,991,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$936,706	$702,838
Current portion of capital leases	12,474	23,984
Short term bank borrowings	0	200,000
Accrued compensation	262,225	235,993
Deferred revenue	499,167	480,000
Accrued liabilities	383,848	221,558
Total current liabilities	2,094,420	1,864,373

Total long term portion of capital leases	6,781	18,624

TOTAL LIABILITIES	2,101,201	1,882,997

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000 Issued and outstanding shares – none in 2002, and 1,000,000 in 2003 (Liquidation Value of $3,800,000)	0	1,068,686

Common stock, $.01 par value:
Authorized shares – 35,000,000 Issued and outstanding shares – 5,001,749 in 2002 and 5,007,918 in 2003	50,018	50,079
Additional paid-in capital	68,079,861	68,111,244
Notes receivable from stockholders	(78,375)	0
Deferred compensation	(45,947)	(29,856)
Accumulated deficit	(65,924,600)	(68,091,989)

Total stockholders’ equity	2,080,957	1,108,164

Total liabilities and stockholders’ equity	$4,182,158	$2,991,161

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2001	2002	2003

Revenues	$9,326,490	$11,106,130	$8,709,208

Cost and expenses:

Cost of revenues	6,405,340	5,988,881	5,184,838

Research and development	1,945,433	1,709,534	1,177,656

Sales and marketing	2,237,108	2,690,032	2,548,391

General and administrative	2,030,917	1,882,260	1,879,416

Total costs and expenses	12,618,798	12,270,707	10,790,301

Loss from operations	(3,292,308)	(1,164,577)	(2,081,093)

Other income, net	69,879	17,426	32,390

Net loss	$(3,222,429)	$(1,147,151)	$(2,048,703)

Less- Accretion of dividends on preferred stock	—	—	(118,684)
Net loss applicable to common stockholders	$(3,222,429)	$(1,147,151)	$(2,167,387)

Basic and diluted net loss per share	$(0.66)	$(0.23)	$(0.43)

Shares used in computing basic and diluted net loss per share	4,906,197	4,968,519	5,004,126

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	NOTES RECEIVABLE FROM STOCKHOLDERS	DEFERRED COMPENSATION	ACCUMULATED DEFICIT	TOTAL

	SHARES	AMOUNT	SHARES	AMOUNT

Balance at December 31, 2000			4,897,342	$48,973	$68,003,535	$(78,375)	$(267,951)	$(61,555,020)	$6,151,162

Exercise of stock options for cash			4,325	43	3,438				3,481
Issuance of stock under employee stock purchase plan			11,364	114	21,295				21,409
Forfeitures of non employee stock options					(21,387)		21,387		––
Deferred compensation- issuance of options to consultants					99,900		(99,900)		––
Amortization of deferred compensation					274,787		274,787
Recapture of deferred compensation					(132,694)		(4,628)		(137,322)
Net loss								(3,222,429)	(3,222,429)

Balance at December 31, 2001	––	$––	4,913,031	$49,130	$67,974,087	$(78,375)	$(76,305)	$(64,777,449)	$3,091,088

Exercise of stock options and warrants for cash			64,808	649	34,982				35,631
Issuance of stock under employee stock purchase plan			23,910	239	34,792				35,031
Deferred compensation- issuance of options to consultants					36,000		(36,000)		––
Amortization of deferred compensation							66,358		66,358
Net loss								(1,147,151)	(1,147,151)

Balance at December 31, 2002	––	$––	5,001,749	$50,018	$68,079,861	$(78,375)	$(45,947)	$(65,924,600)	$2,080,957

Exercise of stock options for cash			1,333	13	1,986				1,999
Issuance of stock under employee stock purchase plan			4,836	48	6,397				6,445
Deferred compensation - issuance of options to consultants					23,000		(23,000)		––
Amortization of deferred compensation							39,091		39,091
Issuance of stock – Series A preferred stock financing	1,000,000	950,000							950,000
Forgiveness of notes receivable						78,375			78,375
Accretion of Preferred Stock dividends		118,686						(118,686)	––
Net loss								(2,048,703)	(2,048,703)

Balance at December 31, 2003	1,000,000	$1,068,686	5,007,918	$50,079	$68,111,244	$––	$(29,856)	$(68,091,989)	$1,108,164

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2001	2002	2003

OPERATING ACTIVITIES

Net loss	$(3,222,429)	$(1,147,151)	$(2,048,703)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	728,481	430,106	164,066

Forgiveness of notes receivable	—	—	78,375

Change in allowance for doubtful accounts	(116,418)	100,724	2,743

Amortization of deferred compensation	137,462	66,358	39,091

Changes in operating assets and liabilities:

Accounts receivable	(381,695)	90,824	687,860

Inventories, net	607,094	(398,704)	334,071

Other current assets	(37,959)	46,291	(65,930)

Accounts payable	280,835	195,704	(233,868)

Accrued compensation	10,753	58,812	(26,232)

Deferred revenue	416,667	82,500	(19,167)

Accrued liabilities	20,798	12,529	(162,290)

Net cash flows used in operating activities	(1,556,411)	(462,007)	(1,249,984)

INVESTING ACTIVITIES

Purchases (maturities) of short-term investments	(171,631)	144,535	185,111

Purchase of property and equipment	(85,307)	(92,426)	(75,860)

Net cash flows (used in) provided by investing activities	(256,938)	52,109	109,251

FINANCING ACTIVITIES

Issuance of common stock, net	24,890	70,662	8,444
Issuance of Series A preferred stock	—	—	950,000
Short term bank borrowings	—	—	200,000
Payments on capital leases	—	(4,259)	(25,820)

Net cash flows provided by financing activities	24,890	66,403	1,132,624

Net decrease in cash and cash equivalents	(1,788,459)	(343,495)	(8,109)

Cash and cash equivalents at beginning of year	2,589,006	800,547	457,052

Cash and cash equivalents at end of year	$800,547	$457,052	$448,943

Non-cash transactions:
Acquisition of equipment through capital leases	$—	$23,514	$49,173
Accretion of cumulative dividends on preferred stock	—	—	$118,684
Supplementary cash flow information:
Interest paid	$0	$0	$4,992

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Over the course of the past year, the Company has defined its business into two separate units.  The Obesity Surgery Management Services business, based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  The Company’s services include management of the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  Additionally, the Company offers systems and consulting services which enable the efficient operation of obesity surgery programs.

The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  The Company’s technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.

Subject to shareholder approval, on December 22, 2003, the Company entered into an Asset Purchase Agreement with Viking Systems, Inc. (Viking) regarding the sale of all the assets of the Visualization Technology business, as more fully discussed in Note 11 to the financial statements.

The Company incurred operating losses in 2001, 2002 and 2003, and at December 31, 2003, had an accumulated deficit of $68.1 million.  At December 31, 2003, the Company had cash, cash equivalents and short-term investments of $636,000.  In February 2004, the Company sold $588,000 of common stock in a private placement to several investors.   In addition, the Company has amounts available under a $2.0 million bank line of credit facility, which expires in October 2004 and is subject to annual renewals.  The Company believes that these sources of liquidity, together with anticipated 2004 product revenues and interest income, will not be sufficient to meet its anticipated capital requirements through January 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is pursuing several alternatives to address this situation, including raising additional funding and the intended sale of the Visualization Technology business.  However, there can be no assurance that the requisite fundings or the sale of the Visualization Technology business will be consummated in the necessary time frame or on terms acceptable to the Company.  Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products.  In addition, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions.  No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include and adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain account balances for the prior years have been reclassified to conform to the current year financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements.  Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the product and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured.  Sales returns are estimated based on the historical experience and management’s expectations and are recorded at the time product revenue is recognized.  Shipping and handling costs are included in cost of sales.

Within the Obesity Surgery Management Services business, the Company’s revenues are derived from consulting and training services.  Consulting and training services revenue is recognized upon delivery of related marketing materials and completion of the related training component, provided all of the criteria of SAB 104 are met.

Within the Visualization Technology business, the Company’s revenues are derived from the sale of technology products to end users, distributors and original equipment manufactures.  Product revenue is recognized upon shipment, provided all the criteria of SAB 104 are met.

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

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and has classified its cash equivalents and short-term investments as available-for-sale in accordance with that standard.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At December 31, 2003 and 2002, the cost of cash equivalents and short-term investments was equivalent to fair value and the Company had no unrealized gains or losses.

As of December 31, 2002 and 2003, the Company’s cash, cash equivalents and short-term investments consisted of:

	2002	2003
Cash	$24,905	$319,790
Money market funds	432,147	129,153
Certificates of deposit	372,320	187,209
	$829,372	$636,152

All of the Company’s certificates of deposit held at December 31, 2003, mature in 2004.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company provides credit, in the normal course of business, to commercial entities that meet specified credit requirements. The Company’s principal customers consist of original equipment manufacturers and distribution partners. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management’s expectations. As of December 31, 2003, four customers comprised $275,000, $250,000, $173,000 and $116,000 or 28%, 26%, 18% and 12%, respectively, of the outstanding trade receivables.  As of December 31, 2002, four customers comprised $525,000, $223,000, $199,000 and $188,000 or 29%, 13%, 11% and 10%, respectively, of the outstanding trade receivables.

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows:during 2001, Richard Wolf, GmbH, Aesculap AG and Jomed accounted for 22%, 18% and 10% of revenues, respectively; during 2002, Aesculap AG accounted for 14% of revenues, and during 2003, Richard Wolf GmbH, Aesculap AG and Ethicon Endo-Surgery accounted for 20%, 16% and 10% of revenues, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital leases and short-term bank borrowings, approximate their fair values at December 31, 2002 and 2003, due to the short-term nature of these financial instruments.

INVENTORIES

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally two to five years.  Marketing demonstration equipment is amortized over its estimated useful life of one year.  Depreciation expense for the years ended 2001, 2002 and 2003 was approximately $574,000, $396,000 and $161,000, respectively.

PATENTS

Patents are carried at cost and amortized over five years commencing on the date the patent is issued. The Company reviews its patents for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset would not be recoverable.  Amortization expense for the years ended 2001, 2002, and 2003 was approximately $154,000, $34,000 and $3,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

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

COMPREHENSIVE INCOME / (LOSS)

Comprehensive income / (loss) is comprised of net loss and other comprehensive income/ (loss). Other comprehensive income/(loss) includes certain changes in equity that are excluded from net loss. For the years ended December 31, 2001, 2002 and 2003, the Company had no items of comprehensive income (loss) other than its net loss.

SAVINGS PLANS

The Company has a 401(k) plan for U.S. employees, which include retirement income features consisting of employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios.  No Company contributions were made in 2001, 2002 and 2003.

NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalents, including stock options, warrants and other convertible securities.  Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  Common stock equivalents excluded from the calculation of diluted weighted average shares were 564,130, 689,328 and 806,286 as of December 31, 2001, 2002 and 2003, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the years ended December 31, 2001, 2002 and 2003 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2001	2002	2003
	(In thousands, except per share amounts)
Net loss:
As reported	$(3,222)	$(1,147)	$(2,049)
Stock based compensation expense included in net loss	137	66	39
Pro forma compensation expense using fair value method	(426)	(344)	(262)
Pro forma SFAS No. 123 net loss	$(3,511)	$(1,425)	$(2,272)

Basic and diluted net loss per share:
As reported	$(0.66)	$(0.23)	$(0.43)
Pro forma	$(0.72)	$(0.29)	$(0.48)

The average estimated fair value of options granted during fiscal years 2001, 2002 and 2003, was $3.36, $3.47, and $1.09, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2001	2002	2003
Dividend Yield	None	None	None
Volatility	231%	106%	124%
Risk-free interest rate	3.9%–6.0%	2.6%–6.5%	1.0%–2.29%
Expected life (years)	5	5	3

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

The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123.  As a result of stock options issued to non-employee medical board advisors, the Company recognized $93,000 and $23,000 in non-employee deferred compensation during the years ended December 31, 2001 and 2003, respectively. The fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2001	2003
Dividend Yield	None	None
Volatility	231%	124%
Risk-free interest rate	3.05%–3.5%	1.3%–1.3%
Expected life (years)	3	3

NEW ACCOUNTING STANDARDS

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs.  In December, 2003, the FASB issued a revision of Interpretation No. 46 (the Revised Interpretation 46). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Many of these instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement did not have an effect on the Company’s financial statements.

2. BALANCE SHEET COMPONENTS

Accounts receivable consist of the following:

	December 31,
	2002	2003
Gross accounts receivable	$1,787,256	$980,235
Less: Allowance for doubtful accounts	(116,776)	(358)
	$1,670,480	$979,877

Inventories consist of the following:

	December 31,
	2002	2003
Raw materials	$1,243,304	$1,279,958
Work in process	375,414	340,502
Finished goods	919,344	841,317
	2,538,062	2,461,777
Less: Reserve for excess and obsolete inventory	(1,044,784)	(1,302,570)
	$1,493,278	$1,159,207

Property and equipment consists of the following:

	December 31,
	2002	2003
Machinery and equipment	$1,009,702	$1,007,497
Office computers, furniture and equipment	428,314	493,070
Marketing demonstration equipment	111,340	163,444
Leasehold improvements	27,885	27,885
	1,577,241	1,691,896
Less: Accumulated depreciation	(1,499,810)	(1,650437)
	$77,431	$41,459

Accrued liabilities consist of the following:

	December 31,
	2002	2003
Customer warranty	$45,261	$13,261
Miscellaneous accrued liabilities	338,587	208,297
	$383,848	$221,558

The Company provides for an estimated amount of product warranty expense at the time revenue is recognized. This estimated amount is determined based on the installed base of units under warranty and based on historical warranty experience.  A rollforward of the customer warranty accrual is as follows:

Balance at December 31, 2002	$45,261
Warranty expense	17,454
Deductions resulting from warranty claims	(29,039)
Deductions resulting from a change in estimate	(20,415)
Balance at December 31, 2003	$13,261

3. PROMOTION AGREEMENT

In June 2001, the Company entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES). Under the agreement, the Company will receive payments in return for the Company’s commitment to promote use of EES equipment in certain training programs sponsored by the Company for the benefit of its customers with no obligation by the Company or its customers to purchase any EES equipment.  The agreement grants EES with the right of first negotiation to acquire certain Company technology.  The agreement has a five year term, but may be terminated by EES upon 90 days notice.  This agreement expired in November 2003.  A new promotion agreement was executed in December 2003 under which $500,000 will be received in 2003 and 2004 for optimization services to be provided, of which $250,000 was included in deferred revenue at December 31, 2003.  No further payments are expected from EES after this point.  The Company recognizes revenue ratably over the term of the agreement.  The Company recognized $917,000 of revenue in each of the years 2002 and 2003 related to the EES agreement.

4. CREDIT AGREEMENT

In October 2001, the Company secured a $2,000,000 line of credit Facility (the Facility) with a bank for one year with automatic yearly renewals.  The current line of credit agreement expires in October 2004.  The Facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2% (4.5% at December 31, 2003).  Borrowings under the Facility are limited to 80% of qualified accounts receivable.  At December 31, 2003, there was $200,000 of borrowings outstanding , and $730,000 available under the Facility.

5.  COMMITMENTS

At December 31, 2003, the Company is obligated under an operating lease, principally related to real estate.  Additionally, the Company is obligated under capital leases related to computer hardware.  The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2003:

YEAR ENDING DECEMBER 31,	Operating Leases	Capital Leases
2004	$223,125	$30,422
2005	18,624	20,530
2006	—	5,572
	$265,588	$56,524
Less – Amounts representing interest		(13,916)
Principal capital lease obligation		$42,608

At December 31, 2002 and 2003, the Company had equipment under capital leases with costs of $23,514 and $72,687, respectively and accumulated depreciation of $9,502 and $41,163, respectively.

Rent expense was $361,000, $406,000 and $349,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

6. STOCKHOLDERS’ EQUITY

COMMON STOCK RESERVED

At December 31, 2003, the Company has reserved the following shares of common stock for future issuance:

Conversion of Series A Convertible Preferred Stock	1,000,000
Exercise of outstanding and unissued stock options	985,865
Available for issuance under the 1997 Employee Stock Purchase Plan	62,758

2,048,623

PREFERRED STOCK

On March 3, 2003 the Company sold 1,000,000 shares of newly issued Series A Convertible Preferred Stock (Series A Stock) to two accredited investors through a private placement for gross proceeds of $950,000. The shares are convertible at any time into common shares on a one-for-one basis, subject to adjustment, accrue annual dividends, payable only if and when declared by the Company at the rate of $.01425 per share and have a liquidation value of $3,800,000 plus unpaid dividends. Although the shares are redeemable only at the option of the Company, the Series A Stockholders will be entitled to a cash dividend of 15% per annum if specified redemptions are not effected within one year of the occurrence of certain events, including a sale of substantial assets or change of control.  Accordingly, the Company recorded accretion of preferred stock dividends in the amount of $118,864 during 2003.  If redeemed, the redemption amount would be at prices of $2.67 to $2.90 per share. As long as the Series A Stock is outstanding, the Company will require the approval of the Series A Stockholders to undertake various actions including a) sell common shares for less than $2.00 per share, b) revise terms of corporate governance, c) exceed certain capital expenditure limits, or d) expand current stock option plans. The Series A Stockholders will also have the right to elect two directors to the Board of Directors after June 1, 2004.

1995 STOCK OPTION PLAN

The Company reserved 221,607 shares of common stock under the 1995 Stock Option Plan (the “1995 Plan”) for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of incentive and nonstatutory stock options. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. Options granted by the Company generally vest over four to five years and are exercisable from the date of grant for a period of ten years.

The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the stock on the date of grant. The Company has the option, in the event of termination of employment, to repurchase unvested shares issued under the 1995 Plan at the original issue price.  No additional shares are available for issuance under the 1995 Plan.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, the Company adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”). The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.  At December 31, 2003, the Company had a total of 1,092,500 shares authorized for issuance under the 1997 Stock Option/Stock Issuance Plan and 179,579 options were available for future grant.

The following tables summarizes stock option activity under all option plans:

	NUMBER OF SHARES	PRICE PER SHARE			WEIGHTED AVERAGE PRICE PER SHARE
Balance at December 31, 2000	552,910		$.80 -	$57.50	$6.20
Granted	61,250		$3.48 -	$5.87	$4.23
Exercised	(4,352)		$.80 -	$.80	$0.80
Canceled	(45,678)		$.80 -	$57.50	$12.90

Balance at December 31, 2001	564,130		$.80 -	$57.50	$5.50
Granted	183,700		$3.12 -	$4.00	$3.76
Exercised	(15,003)	$	. 80 -	$2.50	$2 .24
Canceled	(43,499)		$2.50 -	$45.25	$19.09

Balance at December 31, 2002	689,328		$.80 -	$57.50	$4.25
Granted	185,050		$89 -	$1.84	$1.56
Exercised	(1,333)		$1.50 -	$1.50	$1.50
Canceled	(66,759)		$.89 -	$39.50	$5.13

Balance at December 31, 2003	806,286		$.80 -	$57.50	$3.56

		OUTSTANDING STOCK OPTIONS			EXERCISABLE STOCK OPTIONS
RANGE OF EXERCISE PRICE		SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (MONTHS)	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
$ .80 -	$ 2.50	468,251	89	$1.57	319,955	$1.51
$ 3.00 -	$ 4.13	250,924	101	$3.64	175,134	$3.62
$ 4.62 -	$ 6.12	41,111	88	$4.96	38,465	$4.97
$ 9.00 -	$ 9.75	21,125	70	$9.31	21,450	$9.31
	$ 20.25	10,000	65	$20.25	10,500	$20.25
$39.50 -	$ 45.50	13,875	56	$40.50	14,125	$40.58
	$ 57.50	1,000	57	$57.50	1,000	$57.50
		806,286	63	$3.56	580,629	$4.05

The weighted average remaining life of the options outstanding at December 31, 2002 and 2003 was 66 and 63 months, respectively.

WARRANTS

In December 2000, the Company issued a warrant to a corporate partner to purchase 49,805 shares of common stock at an exercise price of $0.01 per share.  The warrant is exercisable for seven years following the date of issuance.  The estimated fair value of the warrant was $104,000, which was expensed at the time of issuance.  In May 2002, this warrant was exercised.

1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions.  Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals.  The Company has authorized and reserved 150,000 shares of common stock for issuance under the Purchase Plan.  There were 11,364, 23,910 and 4,836 shares issued under the Purchase Plan in 2001, 2002 and 2003, respectively.   There were 62,758 shares available for issuance at December 31, 2003.

NOTES RECEIVABLE FROM STOCKHOLDERS

In 1996, $78,375 was advanced to certain employees and a director of the Company on a full recourse basis for their exercise of stock options.  Such amounts were classified as notes receivable from stockholders.  In 2003, the notes were forgiven and recorded as compensation expense.

7. INCOME TAXES

Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2003 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$21,515,000	$21,207,000
Research and development credits	2,669,000	2,843,000
Capitalized research and development	714,000	665,000
Depreciation	167,000	138,000
Inventory reserve	417,000	520,000
Other	366,000	285,000

Total deferred tax assets	25,848,000	25,658,000
Valuation allowance for deferred tax assets	(25,848,000)	(25,658,000)
Net deferred taxes	$—	$—

At December 31, 2003, the Company has federal and state tax net operating loss carryforwards of approximately $55,588,000 and $30,388,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $15,671,000 of the state tax loss carryforwards expired in 2003, and will continue to expire in future periods unless previously utilized. At December 31, 2003, the Company also has federal and state research tax credit carryforwards of approximately $2,248,000 and $902,000, respectively, which will begin to expire in 2010 unless previously utilized.

The difference between the federal and state tax loss carryforwards is primarily attributable to the expiration of certain state net operating loss carryforwards, which have a shorter life than federal carryforwards.

In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50 percent of a corporation within a three-year period will place an annual limitation on the Company’s ability to utilize its existing tax loss and tax credit carryforwards.

8.  SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information: Prior to 2002, the Company operated in one business segment, the Visualization Technology business.  Beginning in 2002, the Company reported revenue and certain operating expense information to the chief operating decision maker for its two operating segments, which are determined on the type of customer or product. These segments consist of (1) the Obesity Surgery Management Services business and (2) Visualization Technology business.

The Company’s chief operating decision maker evaluates the performance of the two segments based on segment revenues and certain segment costs and expenses, including cost of revenues and research and development expenses.  Other operating expenses, including sales and marketing expenses and general and administrative expenses, are not allocated or evaluated on an individual segment basis, but rather on an enterprise-wide basis.  A summary of the Company’s profitability by segment and in total for the years ended December 31, 2002 and 2003 is as follows:

	Obesity Surgery Management	Visualization Technology	Total
Year ended December 31, 2002:
Revenues	$3,628,590	$7,477,540	$11,106,130
Cost of revenues	904,330	5,084,551	5,988,881
Research and development	—	1,709,534	1,709,534
Segment contribution	$2,724,260	$683,455	$3,407,715

Reconciliation of segment contribution to total net loss:
Sales and marketing			2,690,032
General and administrative			1,882,260
Interest income			17,426
Net loss			$(1,147,151)

	Obesity Surgery Management	Visualization Technology	Total
Year ended December 31, 2003:
Revenues	$2,489,117	$6,220,091	$8,709,208
Cost of revenues	574,599	4,610,239	5,184,838
Research and development	—	1,177,656	1,177,656
Segment contribution	$1,914,518	$432,196	$2,346,714

Reconciliation of segment contribution to total net loss:
Sales and marketing			2,548,391
General and administrative			1,879,416
Interest income			32,390
Net loss			$(2,048,703)

The Company reports assets on a consolidated basis to the chief operating decision maker, and all the assets are located within the United States.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	2001	2002	2003
United States	$5,015,113	$7,513,804	$5,244,838
Europe	4,311,377	3,592,326	3,464,370
Total	$9,326,490	$11,106,130	$8,709,208

9. RELATED PARTY TRANSACTION

The Company has a sublease agreement for its California office space.  The sublease agreement has been executed with another company, of which Vista’s Chairman of the Board is also a Director.  Total rental payments of $104,500 were paid to this company in 2003.

10.  SUBSEQUENT EVENT

In February 2004, the Company sold 439,000 shares of common stock in a private placement for gross proceeds of $588,000.  Additionally, 219,500 warrants to purchase common stock were issued to the investors at an exercise price of $1.97 per share.

On March 4, 2004, the Company received notice from Nasdaq that it does not comply with the minimum stockholders’ equity requirement of $2,500,000 and that Nasdaq will delist the Company.  The Company has filed an appeal which stays the delisting until the hearing on April 1, 2004.

11. SALE OF THE VISUALIZATION TECHNOLOGY BUSINESS

On December 22, 2003, the Company entered into an Asset Purchase Agreement with Viking Systems, Inc. (Viking) regarding the sale of all the assets of the Visualization Technology business.  Pursuant to the terms of the Asset Purchase Agreement, Viking will purchase all assets related to the Visualization Technology business in exchange for a combination of cash, common stock and future royalty payments.  Specifically, at closing, Viking will pay the Company cash of approximately $132,000 and issue shares of its common stock equal to ten percent (10%) of the fully-diluted common shares of Viking stock.  Additionally, at closing, the Company will enter into a License Agreement with Viking pursuant to which we will exclusively license to Viking all intellectual property and product rights used in operation of the Visualization Technology business.  In exchange for this license grant, Viking will pay the Company royalties over the next five (5) years based on sales of the products of the Business by Viking.  The License Agreement will contain minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five.  The royalties payable by Viking under the License Agreement are capped at $4,500,000, in the aggregate, over the five year period.  The Company will retain ownership of all intellectual property and product rights under the License Agreement until these royalty obligations have been satisfied, at which time the Company will transfer ownership of such intellectual property and product rights to Viking.  Lastly, the Company will consign to Viking at closing its current inventory of products and parts.  Viking will reimburse the Company the value of that inventory, if and when sold, over the course of the next year.  The consummation of this transaction requires the prior approval of the Company’s shareholders, which will be solicited in April 2004.  Because the sale is contingent upon stockholder approval, the Company has not yet met the requirements to classify the Visualization Technology business as a discontinued operation.  Therefore, the accompanying financial statements do not reflect any adjustments or reclassifications as a result of this impending transaction.

The following is a summary of the results of operations for the years ended December 31, 2002 and 2003:

	2002
	March 31	June 30	September 30	December 31
Revenues	$2,672,909	$2,809,577	$2,868,365	$2,755,279
Cost of revenues	$1,363,141	$1,507,889	$1,631,155	$1,486,696
Net loss	$(376,075)	$(374,532)	$(283,372)	$(113,173)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.06)	$(0.02)

	2003
	March 31	June 30	September 30	December 31
Revenues	$2,849,585	$2,278,490	$1,680,343	$1,900,790
Cost of revenues	$1,575,178	$1,295,329	$983,356	$1,330,975
Net loss	$(45,741)	$(505,154)	$(733,494)	$(883,000)
Basic and diluted net loss per share	$(0.01)	$(0.10)	$(0.15)	$(0.18)

SCHEDULE II

VISTA MEDICAL TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2001	$2,245,748	$71,375	$(795,427)	$1,521,696
Year ended December 31, 2002	1,521,696	191,213	(668,125)	1,044,784
Year ended December 31, 2003	1,044,784	281,046	(23,260)	1,302,570

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2001	$13,309	$18,943	$(16,200)	$16,052
Year ended December 31, 2002	16,052	102,294	(1,570)	116,776
Year ended December 31, 2003	116,776	6,346	(122,764)	358