Form 10-Q
period 2004-03-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2004-05-17
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

(1)      Yes ☒        No ☐

(2)      Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)                      Yes ☐        No ☒

As of May 10, 2004 there were 5,451,273 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Vista Medical Technologies, Inc.
Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$692,784	$448,943
Short-tern investments	187,675	187,209
Accounts receivable, net	371,660	979,877
Inventories, net	917,824	1,159,207
Other current assets	147,262	174,466
Total current assets	2,317,205	2,949,702
Property and equipment, net	30,966	41,459
TOTAL ASSETS	$2,348,171	$2,991,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422,583	$702,838
Current portion of capital leases	21,064	23,984
Short-term bank borrowings	—	200,000
Accrued compensation	326,355	235,993
Deferred revenue	411,750	480,000
Accrued liabilities	354,234	221,558
Total current liabilities	1,535,986	1,864,373

Long term portion of capital leases	15,236	18,624

TOTAL LIABILITIES	1,551,222	1,882,997

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - 1,000,000 at March 31, 2004 and 1,000,000 at December 31, 2003 (Liquidation Value of $3,800,000)	1,104,212	1,068,686
Common stock, $.01 par value:
Authorized shares - 35,000,000
Issued and outstanding shares - 5,451,273 at March 31, 2004 and 5,007,918 at December 31, 2003	54,512	50,079
Additional paid-in capital	68,699,428	68,111,244
Deferred compensation	(31,503)	(29,856)
Accumulated deficit	(69,029,700)	(68,091,989)
Total stockholders’ equity	796,949	1,108,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,348,171	$2,991,161

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Sales	$1,711,431	$2,849,585

Costs and expenses:

Cost of sales	1,132,539	1,575,178
Research and development	204,312	257,160
Sales and marketing	634,234	548,757
General and administrative	641,726	516,314
Total cost and expenses	2,612,811	2,897,409

Loss from operations	(901,380)	(47,824)

Interest income	861	2,083
Interest expense	(1,666)	—

Net loss	(902,185)	(45,741)

Less: Accretion of dividends on preferred stock	35,527	11,322

Net loss applicable to common stockholders	$(937,712)	$(57,063)

Basic and diluted loss per share	$(0.18)	$(0.01)

Shares used in computing basic and diluted loss per share	5,259,462	5,001,749

See accompanying notes.

Vista Medical Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(902,185)	$(45,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,312	57,482
Amortization of deferred compensation	(3,512)	10,029
Changes in operating assets and liabilities:
Accounts receivable, net	607,238	558,414
Inventories, net	467,223	(98,836)
Other current assets	4,089	(30,624)
Accounts payable	(269,560)	(198,213)
Accrued compensation	90,362	37,344
Deferred revenue	(55,750)	(221,500)
Accrued liabilities	(110,458)	(69,479)
Net cash flows used in operating activities	(148,241)	(1,124)

INVESTING ACTIVITIES
Maturities of short-term investments	(466)	168,553
Purchases of property and equipment	(13,819)	(51,386)
Payments on capital leases	(3,388)	—
Net cash flows (used in) provided by investing activities	(17,673)	117,167

FINANCING ACTIVITIES
Issuance of preferred stock	—	950,000
Issuance of common stock	609,755	2,210
Repayment of short term bank borrowings	(200,000)
Net cash flows provided by financing activities	409,755	952,210

Net increase in cash and cash equivalents	243,841	1,068,253
Cash and cash equivalents at beginning of period	448,943	457,052
Cash and cash equivalents at end of period	$692,784	$1,525,305

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$35,527	$11,322

VISTA MEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

(UNAUDITED)

1.   Basis of Presentation

The audited financial statements of Vista Medical Technologies, Inc. (the “Company”) and the notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2004.

At March 31, 2004, the Company had an accumulated deficit of $69.0 million.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business.  Management does not believe that the Company’s existing capital resources will enable the Company to fund operations for the next twelve months. Our existing capital resources are insufficient to enable us to continue operations as currently conducted.  The cash requirement is very serious.  We need additional funding to meet current commitments and continue development of our business. We currently have the cash resources to continue our business at its current levels only for our immediate needs.  If we do not receive additional funding, our ability to continue as a going concern cannot be assured. Please see “Liquidity and Capital Resources” for additional disclosure regarding our cash requirements.

Management’s plans are to manage costs in all operational areas until sufficient capital is raised to support growth and more substantial revenues materialize. The Company has implemented various cost savings plans and continues to manage costs.  However, even with the focus on managing costs, the Company needs to raise additional funding to continue operations.

On April 15, 2004 we sold substantially all the assets of our Visualization Technology business to Viking Systems, Inc.  The impact of this sale will result in the presentation of our financials as discontinued operations for the Visualization Technology business effective with the filing of our 10-Q for the period ending June 30, 2004.  For additional details of this transaction, please refer to our proxy filed March 25, 2004 for our Special Meeting of Stockholders held on April 15, 2004.  Additionally, please refer to our segment note number 6 for details of the Visualization Technology business.

2.   Inventories

	March 31, 2004	December 31, 2003
	(Unaudited)

Parts and materials	$1,287,564	$1,279,958
Work in process	210,463	340,502
Finished goods	763,863	841,317
	2,261,890	2,461,777
Less: reserves	(1,344,066)	(1,302,570)
Inventories, net	$917,824	$1,159,207

Of the $917, 824 of net inventory on the balance sheet at March 31, 2004, $878,578 relates to the Visualization Technology business

3.   Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalents, including stock options, warrants and other convertible securities.  Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  The number of common stock equivalents excluded from the calculation of weighted average number of diluted common shares for the periods ended March 31, 2004 and March 31, 2003 are 846,092 and 685,628, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the periods ended March 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	For the period ended March 31,
	2004	2003

Net Loss:
As reported	$(902,185)	$(45,741)
Pro forma compensation expense	(60,258)	(58,065)
Pro forma SFAS No. 123 net loss	$(962,443)	$(103,806)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.01)
Pro forma	$(0.18)	$(0.02)

6.  Segment and Geographic Information

Segment Information: The Company operates 2 segments which consist of our Obesity Management Services business and our Visualization Technology business.  We sold our Visualization Technology business in April 2004. The Company’s chief operating decision maker evaluates the performance of the two segments based on segment revenues and certain segment costs and expenses, including cost of revenues and research and development expenses.  Other operating expenses, including sales and marketing expenses and general and administrative expenses, are not allocated or evaluated on an individual segment basis, but rather on an enterprise-wide basis.  A summary of the Company’s profitability by segment for the periods ended March 31, 2004 and  2003 is as follows:

	Obesity Surgery Management	Visualization Technology	Total
Period ended March 31, 2004:
Revenues	$599,804	$1,111,627	$1,711,431
Cost of revenues	218,075	914,464	1,132,539
Research and development	—	204,312	204,312
Segment contribution	$381,729	$(7,149)	$374,580

Reconciliation of segment contribution to total net loss:
Sales and marketing			634,234
General and administrative			641,726
Interest income			861
Interest expense			1,666
Net loss			$(902,185)

	Obesity Surgery Management	Visualization Technology	Total
Period ended March 31, 2003:
Revenues	$668,274	$2,181,311	$2,849,585
Cost of revenues	167,346	1,407,832	1,575,178
Research and development	—	257,160	257,160
Segment contribution	$500,928	$516,319	$1,017,247

Reconciliation of segment contribution to total net loss:
Sales and marketing			548,757
General and administrative			516,314
Interest income			2,083
Net loss			$(45,741)

The Company reports assets on a consolidated basis to the chief operating decision maker, and all the assets are located within the United States.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Period ended March 31,
	2004	2003
United States	$1,240,634	$1,873,567
Europe	470,797	976,018
Total	$1,711,431	$2,849,585

7.  Stockholders Equity

In February, 2004, the Company sold 439,000 shares of common stock in a private placement for gross proceeds of $588,000.  Additionally, 219,500 warrants to purchase common stock were issued to the investors at an exercise price of $2.97 per share.

8.  New Accounting Standards

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs.  In December, 2003, the FASB issued a revision of Interpretation No. 46 (the Revised Interpretation 46). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company adopted Revised Interpretation No. 46 effective the first quarter 2004 and the adoption of this interpretation did not have an impact on its consolidated financial position or results of operations.

9. Warranty Accrual

The Company provides for an estimated amount of product warranty at the time revenue is recognized. This estimated amount is provided by product and based on historical warranty experience.  A rollforward of the product warranty accrual is as follows:

Balance at December 31, 2003	$13,261

Warranty expense	2,500

Deductions and other	(8,826)

Balance at March 31, 2004	$6,935

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND

UNCERTAINTIES.”  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR 2003 ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview of our business

Over the course of the past two years, we have defined our business into two separate units, the Obesity Surgery Management Services business and the Visualization Technology business.  The Obesity Surgery Management Services business, based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  Additionally, we offer systems and consulting services which enable the efficient operation of obesity surgery programs.  With the sale of our Visualization Technology business in April 2004, we now focus exclusively on the disease state management of morbid obesity.

  The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.   In general terms, endoscopic surgery involves a telescopic viewing device which is inserted into a small incision in the body and which allows the surgeon an adequate view of the internal part of the body being repaired. The Visualization Technology business was sold to Viking systems, Inc. on April 15, 2004.  The sale of the Visualization Technology business required shareholder approval, which was obtained on April 15, 2004.  The Visualization Technology business will be treated as a discontinued operation beginning in the quarter ending June 30, 2004.

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

During the quarter ended March 31, 2004 the Company received payments of $500,000 as a result of completing milestones relative to a new Memorandum of Understanding with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term.

Inventory

Inventory is accounted for on a first-in first-out basis and is valued at the lower of cost or market. The Company regularly evaluates inventory for obsolescence and reserves for 100% of inventory considered to be obsolete.  At March 31, 2004, such inventory reserves approximated $1,344,000. The Company believes it is adequately reserved for obsolescence of current inventory.  As part of the Visualization Technology business sale, the majority of the inventory was effectively sold to Viking and Viking is obligated to remit to Vista the cost of any inventory consumed over the 12 month period beginning April 16, 2004 and ending April 15, 2005.  Any inventory remaining unsold at April 15, 2005, Viking will remit $1 to Vista for.

Our results of operations for three-months ended March 31, 2004 versus three-months ended March 31, 2003

Revenues.  We had revenues from product sales and contract revenue of $1,711,000 for the three-months ended March 31, 2004, compared to revenues from product sales and contract revenue of $2,850,000 for the same period in 2003.  The decrease in revenue during the first quarter of 2004 compared to the corresponding period in 2003 was due primarily to decreased unit sales from our Visualization Technology Business for our Laparoscopic Bariatric Surgery program along with decreased unit sales to our Original Equipment Manufacturer customers.  The overall decrease in sales relative to the Visualization Technology business was a direct effect of focusing on selling this business unit.

Costs and expenses

	Period ending March 31, 2004	Period ending March 31, 2003
Cost of revenues	$1,132,539	$1,575,178

Research and development	204,312	257,160

Sales and marketing	634,234	548,757

General and administrative	641,726	516,314

Total costs and expenses	$2,612,811	$2,897,409

Cost of Revenues.  Our cost of revenues were $1,133,000 and $1,575,000 for the three- months ended March 31, 2004 and 2003, respectively, with gross margins of 34% and 45%, respectively. The decrease in gross margin was primarily due to lower unit sales from our Visualization Technology business.

Research and Development Expenses.  Our research and development expenses were $204,000 and $257,000 for the three-months ended March 31, 2004 and 2003, respectively.  The decrease in research and development expenses was primarily attributable to a reduction in next generation product development, mainly consisting of reduced product expenses and consultants. We expect our research and development expenses to be eliminated subsequent to the sale of our Visualization Technology business.  There are no research and development expenses currently incurred or to be incurred for the Obesity management Services business.

Sales and Marketing Expenses.  Our sales and marketing expenses were $634,000 and $549,000 for the three-months ended March 31, 2004 and 2003, respectively. The increase in sales and marketing expense during the 2004 period reflects increased expenses related to the development of our Obesity Management Services business, mainly with increased headcount as well as additional public relations and advertising.  We expect a steady increase in sales and marketing expenses during 2004 as we ramp up our field activities for the obesity surgery market, however, there will be a decrease of approximately $65,000 relative to sales and marketing expenses due to the sale of Visualization Technology business.

General and Administrative Expenses.  Our general and administrative expenses were $642,000 and $516,000 for the three-months ended March 31, 2004 and 2003, respectively.  The increase in general and administrative expenses during the 2004 period reflect one time bonuses and expenses relative to the sale of the Visualization Technology business.  We expect our general and administrative expenses to decrease in the next quarter and then remain at or near those levels for the next several quarters.

Interest Income.  Our net interest income was $900 and $2,000 for the three-months ended March 31, 2004 and 2003, respectively.  The decrease in net interest income during the 2004 period was due primarily to decreasing cash balances.

Liquidity and capital resources

Net cash used for operating activities for the three-months ended March 31, 2004 was $148,000 compared to net cash used of $1,000 for the corresponding three-month period in 2003. The increase in net cash used by operating activities during the 2004 period was primarily attributable to increased net loss partially offset by the decline in inventory balances and increased cash collections.

Net cash used for investing activities was $18,000 for the three-months ended March 31, 2004 compared to net cash provided of  $117,000  in the same period in 2003.  The decrease in net cash provided by investing activities in the 2004 period was primarily attributable to a decrease in maturities of short term investments.

Net cash flows from financing activities were $410,000 for the three-months ended March 31, 2004 compared to $952,000 for the same period in 2003.  Sale of common stock and preferred stock generated  $610,000 and $950,000 during the three month periods ended March 31, 2004 and 2003, respectively.  We also had payments of short term bank borrowings of $200,000 during the 2004 period.

We incurred operating losses in 2001, 2002 and 2003, and at March 31, 2004, had an accumulated deficit of $69 million.  At March 31, 2004, we had cash and short-term investments of $880,000.  In February 2004, we sold $588,000 of common stock in a private placement.   In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2004 and is subject to annual renewals.  We believe that these sources of liquidity, together with anticipated 2004 product revenues and interest income, will not be sufficient to operate our business beyond June 2004.  These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding and the completed sale of the Visualization Technology business on April 15, 2004.  However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2004, our investment portfolio included fixed-income securities of $0.5 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

We will require additional funding to meet current commitments, continue the development of our business and maintain our ability to continue as a going concern.  This includes the divestiture of the Visualization Technology business.

At March 31, 2004, we had cash, cash equivalents and short-term investments of $880,000.  We believe that these cash resources, together with cash from operations and the additional equity raised in February 2004, will not be sufficient resources to operate our business beyond June 2004.  This cash requirement is very serious.  We need additional funding to meet current commitments and continue development of our business.  Our current cash resources will only allow us to continue our business at its current levels for our immediate needs.  If we do not receive additional funding, our ability to continue as a going concern cannot be assured.  We are also dependent on the divestiture of the Visualization Technology business to reduce operating costs and provide cash.  This divestiture closed on April 15, 2004.

We are not in compliance with the requirements to maintain the listing of our common stock on The Nasdaq SmallCap Market and have received notification of de-listing, which could negatively affect the liquidity of our stock and our ability to raise capital.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to have stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  We received notification on March 1, 2004 of a Nasdaq Staff Determination indicating that we fail to comply with the Stockholders’ Equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which stayed the delisting of our common stock pending the Panel’s decision.  On May 7, 2004 we received a decision from the Nasdaq Listing Qualifications Panel to continue the listing of our common stock on the Nasdaq SmallCap Market pursuant to the following exceptions:  On or about June 1, 2004 we must make a public filing with the SEC and Nasdaq that included a disclosure that we raised $3,600,000 in additional equity, net of expenses, as well as a description of the completed event of transaction(s) that enabled us to satisfy the $2,500,00 shareholders’ equity requirements; an affirmative statement that, as of the date of the report, we believe we have regained compliance with the $2,500,000 shareholders; equity requirement based upon the event of transaction(s) referenced therein; and a disclosure that the Panel will continue to monitor our ongoing compliance with the minimum shareholders’ equity threshold until we have evidenced compliance with that requirement via a publicly filed balance sheet and demonstrated an ability to sustain compliance with the minimum shareholders’ equity requirement over the long term.  Therefore, on or before August 16, and November 15, 2004 we must file Forms 10-Q for the quarters ending June 30, and September 30, 2004, respectively, with the SEC and Nasdaq, evidencing our continued compliance with the $2,500,000 shareholders’ equity requirement. In order to fully comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market.  If we are unable to do so, our securities will be delisted from the Nasdaq SmallCap Market.  Finally, all companies operating under exceptions are required to issue a press release announcing the conditional listing on The Nasdaq SmallCap Market and are identified by a fifth character “C” appended to our trading symbol.  Accordingly, effective with open of business on May 11, 2004, the trading symbol for our securities was changed from VMTI to VMTIC.  The “C” will be removed from the symbol upon confirmation of our compliance with the terms of the exception and all other criteria for continued listing.

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

•                  the levels of reimbursement for procedures performed; and

•                  the extent of competition.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of March 31, 2004, we have incurred cumulative net losses of $69 million.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

In addition to the needs occasioned by our current cash crisis, our liquidity and capital requirements will depend upon other numerous factors, including the following:

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

When we dispose of our Visualization Technology business, our future success will depend solely on our ability to establish and grow our obesity surgery management business.

The sale of our Visualization Technology business closed on April 15, 2004 and our future success as a company will depend on our ability to execute on the establishment and growth of our Obesity Surgery Management Services business.  As a company, we have limited experience in the provision of surgical services.  We will also be required to build this business from a relatively small base, finding partners and surgeons willing to participate.  We cannot assure you that we will be able to build a successful services business in the long term.

We have limited experience directly marketing our services overseas and may not be successful in expanding into international markets without experienced partners

We have limited experience in directly marketing our services overseas.  Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could negatively impact our business.  The anticipated international nature of our business is also expected to subject our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our services are sold, including laws regulating manufacture and sale of medical devices.  In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Item 4.  Controls and Procedures

(a)            Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)           Changes in internal controls of our financial reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.             Changes in Securities and Use of Proceeds

a.                    Not applicable

b.                   Not applicable

c.                    In February, 2004, we sold 439,000 shares of common stock in a private placement to a group of accredited investors for gross proceeds of $588,000.  In connection with this, we issued to the purchasers warrants to purchase up to 219,500 shares of common stock at an exercise price of $2.97 per share.  These securities were issued and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of these securities

d.                   Not applicable

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

On or about March 25, 2004, we circulated a proxy statement to stockholders in connection with a special meeting of stockholders held on April 15, 2004.  That meeting was held for the purpose of approving the sale of our Visualization Technology business to Viking Systems, Inc.  This sale was approved by our stockholders.

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

A)      Exhibits

3.1 (1)	Second Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3 (3)	Certificate of Designations of Series A Convertible Preferred Stock
3.4 (1)	Restated Bylaws
4.1 (4)	Form of Certificate for Common Stock
31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed March 7, 1997.

(2)	Incorporated by reference to our Form 10-Q filed on November 14, 2001.

(3)	Incorporated by reference to our Form 10-K, filed March 31, 2003

(4)	Incorporated by reference to our Registration Statement on Form S-1, as amended, Filed on July 2, 1997.

B)      Reports on Form 8-K

1. On March 8, 2004, we filed a form 8-K relating to the completion of a private placement of shares of our common stock.

2. On March 9, 2004, we finished a Form 8-K, which attached a press release relating to our financial information for the three month’s ended and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date:	May 13, 2004	/s/ John R. Lyon
John R. Lyon
President, Chief Executive Officer and
Director

Date:	May 13, 2004	/s/ Stephen A. Gorgol
Stephen A. Gorgol
Vice President of Finance ,Chief Financial
Officer and Secretary
(Principal financial and accounting officer)