Form 10-K/A
period 2003-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2004-08-06
CIK 1035181

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

The number of shares outstanding of the registrant’s Common Stock as of July 30, 2004 was 10,893,817.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant’s prior registration statements and forms 10-Q and 10-K are incorporated herein by reference into Part III of this Report.

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, to set forth information that we had previously incorporated by reference to our Proxy Statement relating to the Annual Meeting of our stockholders held on May 24, 2004.  Such information is set forth in full herein.  We also inform the reader that on April 15, 2004, we completed the sale of our Visualization Technology business as contemplated.

Vista Medical Technologies, Inc.
Form 10-K/A
For the Fiscal Year Ended December 31, 2003

PART I

Forward Looking Statements

From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws.  This report on Form 10-K/A may contain forward-looking statements.  These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  Actual results may differ materially from results anticipated in such forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

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

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  There are no material legal proceedings pending against us.  We have been notified that a party intends to include us as a party to a medical malpractice lawsuit in Florida, but we have not yet been formally included or served, and we are contesting the issue.

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

On August 5, 2004 the last reported sale price of our Common Stock was $2.31.  As of July 30, 2004, there were approximately 190 holders of record of our Common Stock.

We have never declared or paid any cash dividends on our capital stock.  We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

(b)                                 Equity Compensation Plan Information

The following table contains aggregated information regarding our equity compensation plans as of December 31, 2003.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)/sh.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	839,078	$3.62	146,537
Equity compensation plans not approved by security holders	None	None	None
Total	839,078	$3.62	146,537

(1)                                  Equity compensation plans approved by our security holders include our 1997 Stock Option/Stock Issuance Plan and our 1997 Employee Stock Purchase Plan.

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

Item 10.                                                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)                                  Identification of Directors.  The name, age and year in which the term expires of each member of our Board of Directors is set forth below:

Name	Age	Position
James C. Blair	65	Director
John R. Lyon	58	Director
Scott R. Pancoast	45	Director
Larry M. Osterink	63	Director
George B. DeHuff	50	Director
Michael H. Owens	52	Director

JAMES C. BLAIR.  Dr. Blair has served as Chairman of the Board and a Director since July 1995. Dr. Blair has been a Managing Member of Domain Associates, L.L.C., a venture capital management company, since 1985, which manages and advises Domain Partners V, L.P., a shareholder of the Company. Dr. Blair is a graduate of Princeton University and holds MSE and Ph.D. degrees from the University of Pennsylvania.

JOHN R. LYON.  Mr. Lyon co-founded our Company in July 1993 and has served as President since July 1993, as Chief Executive Officer since December 1996 and as a Director since July 1995. Prior to co-founding Vista Medical, Mr. Lyon served for three years with Cooper Companies, as President of the International Division within Cooper’s Health Care Group from January 1991 through December 1992, and as President of Cooper Surgical, a manufacturer and distributor of minimally invasive surgical products, from January 1992 through January 1993. Mr. Lyon also was employed by Kaiser Aerospace in a business development role from February 1993 until Vista Medical was founded in July 1993. Mr. Lyon holds a B.A. from the University of Durham, United Kingdom.

SCOTT R. PANCOAST.  Mr. Pancoast was elected a Director in March 2003, following the resignation of Nicholas Binkley. Mr. Pancoast has been the Executive Vice President of Western States Investment Group, a privately owned investment firm with a venture-capital focus, since 1994. Prior to Western States, he was Senior Vice President and a Director of National Sanitary Supply, where he founded and managed the company’s Midwest Division. Mr. Pancoast was also Chief Financial Officer of National Sanitary Supply from 1986, when it went public, until 1988. Mr. Pancoast holds a B.A. in Economics from the University of Virginia and an MBA from Harvard Business School.

LARRY M. OSTERINK.  Dr. Osterink has been a Director since July 1995. Dr. Osterink is President of Arts Attack, a private company supplying art curriculum to the educational market. From January 1998 to September 2001, he was Executive Vice President of Clinicon Corporation. From 1993 until 1998, Dr. Osterink served as President of Medical Optics Inc., a subsidiary of Kaiser Aerospace. From 1984 to 1992, Dr. Osterink was President of Kaiser Electro-Optics Inc. and from 1979 to 1984 he was General Manager of the Industrial Laser Division of SpectraPhysics Inc. Dr. Osterink graduated from Michigan State University and holds a Ph.D. in Electrical Engineering from Stanford University.

GEORGE B. DEHUFF.  Mr. DeHuff has served as a Director since June 2001. Mr DeHuff was appointed President and Chief Executive Officer of BI Incorporated in May 2001. Prior to BI, Mr. DeHuff was President and Chief Executive Officer of Davita Inc. (formerly Total Renal Care) from 1999. From 1994 to 1999 Mr. DeHuff served in various senior executive capacities with American Medical Response, including President and Chief Executive Officer from 1997. From 1991 to 1994 Mr. DeHuff was President and Chief Executive Officer of LifeFleet, Inc. Mr. DeHuff holds an MBA from the University of Michigan-Ann Arbor.

MICHAEL H. OWENS.  Dr. Owens is a physician executive with over 20 years of executive healthcare, managed care, physician practice management, marketing and strategic planning experience, as well as 15 years of clinical practice experience. Prior to joining Vista, Dr. Owens was President of Imhotep Health Systems, Inc., a healthcare and managed care consulting firm specializing in strategic business and clinical resource planning and implementation. His previous experience includes senior management roles with CIGNA HealthCare, the Watts Health Foundation and the U.S. Public Health Service. His professional certifications and memberships include Fellow, American College of Physician Executives; Diplomat, American College of Physician Executives; Diplomat, American Board of Quality Assurance and Utilization Review; and, Diplomat, American Board of Internal Medicine. He earned his MD degree from Yale University School of Medicine, his MPH in Hospital Administration from Yale University School of Public Health and his AB degree Cum Laude with a major in Chemistry from Bowdoin College, Brunswick, ME. Dr. Owens completed his Hospital Administration Residency at Montefiore Hospital, in Bronx, NY, and his Internal Medicine Residency at the University of Washington in Seattle.

There are no family relationships among any of our directors or executive officers.

Audit Committee.  The Audit Committee of the Board of Directors currently consists of Mr. Pancoast, Mr. DeHuff and Dr. Osterink. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. Mr. Pancoast is an audit committee financial expert. The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants. The Board of Directors has adopted a formal written charter for the Audit Committee.

We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Under our 1997 Stock Option/Issuance Plan, as amended (the “Plan”), which was adopted in February 1997 and amended in March and May 1997, and again in June 2001, beginning with the first Annual Meeting following our initial public offering in July 1997, each non-employee director who is first elected to the Board will automatically receive an option to purchase 3,750 shares of Common Stock for the first year of the director’s Board term and 1,250 shares of Common Stock for each additional year remaining on the director’s Board term following the automatic option grant. Each director who is currently serving on the Board will receive an option to purchase 1,250 shares of Common Stock for each additional year for which he is elected as a director. Therefore, each of the nominees, if elected, will receive an option to purchase 1,250 shares of Common Stock for each additional year for which he is elected as a director. These options will have an exercise price equal to 100% of the fair market value of the Common Stock on the grant date. The grant of 3,750 shares will become exercisable in equal monthly installments over four years of Board service completed by the director following such grant, and the grants of 1,250 shares will become exercisable at the end of one year of Board service completed by the director following the date of grant. However, the shares will immediately vest in full upon changes in control or ownership or upon the optionee’s death or disability.

Under our 1995 Stock Option Plan (the “Predecessor Plan”), each non-employee director received a fully vested option to purchase 1,125 shares of Common Stock in December 1996, and Mr. Lyon received an option to purchase 2,812 shares of Common Stock. The option grant to Mr. Lyon vested over five years from the date of grant.

(b)                                 Identification of Executive Officers.  Our executive officers as of March 31, 2004, are as follows:

Name	Age	Position
John R. Lyon	58	President, Chief Executive Officer and Director
John (Jed) Kennedy	46	Executive Vice President and Chief Operating Officer
Michael Owens	52	Chief Medical Officer, President of VOW Solutions, Inc., and Director
Stephen Gorgol(1)	45	Chief Financial Officer, Vice President of Finance and Secretary

(1)           Mr. Gorgol ceased being an employee of ours as of July 1, 2004. As of that date, our new Chief Financial Officer and Secretary is Howard Sampson.

JOHN R. LYON.  Mr. Lyon co-founded our Company in July 1993 and has served as President since July 1993, as Chief Executive Officer since December 1996 and as a director since July 1995. Prior to co-founding Vista Medical, Mr. Lyon served for three years with Cooper Companies, as President of the International Division within Cooper’s Health Care Group from January 1991 through December 1992, and as President of Cooper Surgical, a manufacturer and distributor of minimally invasive surgical products, from January 1992 through January 1993. Mr. Lyon also was employed by Kaiser Aerospace in a business development role from February 1993 until Vista Medical was founded in July 1993. Mr. Lyon holds a B.A. from the University of Durham, United Kingdom.

JED KENNEDY.  Mr. Kennedy joined Vista Medical in January 1997 as Vice President of Research and Development, was appointed Vice President/General Manager of Westborough Operations in January 2000 until being appointed Executive Vice President and Chief Operating Officer in December 2000. Prior to joining Vista, Mr. Kennedy held various positions in Manufacturing, Quality Engineering and Product Development at Smith & Nephew Endoscopy from 1984 through January 1997. From 1996 through January 1997 he was the Group Director of Product Development responsible for managing all Divisional Product Development activities. From 1993 through 1996, Mr. Kennedy was Director, Research and Development responsible for the management of four technology product development groups. Prior to 1984, he held various engineering positions at Honeywell’s Electro-Optics and Avionics divisions. Mr. Kennedy received a BS Manufacturing Engineering from Boston University in 1979.

STEPHEN A. GORGOL.  Mr. Gorgol joined Vista Medical in February 1997 and served as Director of Finance and Administration until December 2000 when he was appointed Vice President of Finance and Chief Financial Officer. Prior to joining Vista, Mr. Gorgol served as Corporate Controller of Voicetek Corporation, a telecommunications company, from 1991 through August 1996. Mr. Gorgol received a BS in Accounting from Plymouth State College in 1980.

MICHAEL H. OWENS.  Dr. Owens joined Vista Medical in September 2003 as President of VOW Solutions Inc. (a wholly owned subsidiary of Vista Medical). Dr. Owens is a physician executive with over 20 years of executive healthcare, managed care, physician practice management, marketing and strategic planning experience, as well as 15 years of clinical practice experience. Prior to joining Vista, Dr. Owens was President of Imhotep Health Systems, Inc., a healthcare and managed care consulting firm specializing in strategic business and clinical resource planning and implementation. His previous experience includes senior management roles with CIGNA HealthCare, the Watts Health Foundation and the U.S. Public Health Service. His professional certifications and memberships include Fellow, American College of Physician Executives; Diplomat, American College of Physician Executives; Diplomat, American Board of Quality Assurance and Utilization Review; and, Diplomat, American Board of Internal Medicine. He earned his MD degree from Yale University School of Medicine, his MPH in Hospital Administration from Yale University School of Public Health and his AB degree Cum Laude with a major in Chemistry from Bowdoin College, Brunswick, ME. Dr. Owens completed his Hospital Administration Residency at Montefiore Hospital, in Bronx, NY, and his Internal Medicine Residency at the University of Washington in Seattle.

(c)                                  Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based on a review of the copies of such reports furnished to us, or representations regarding the necessity to file such reports, we have identified the following failures to file reports: George DeHuff with 4 late reports and transactions, Stephen Gorgol with 6 late reports and filings, John Lyon with 2 late reports and filings, Larry Osterink with 4 late filings and reports, Michael Owens with 1 late report and filing and Scott Pancoast with 1 late report and filing. We have been informed that all such reports have now been filed and each individual has undertaken a policy of future compliance.

CODE OF ETHICS

We have adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is available on our website at http://www.vistamt.com.

Item 11.                                                       EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our Chief Executive Officer and each of our three other most highly compensated executive officers, who earned more than $100,000 for services rendered in all capacities for the fiscal year ended December 31, 2003. No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2003 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers” in this Proxy Statement.

SUMMARY COMPENSATION TABLE(1)

				Long-Term Compensation Awards
Name and Principal Position	Year			Securities Underlying Options/SARS (#)	All Other Compensation
		Annual Compensation
		Salary(1)(2)	Bonus
John R. Lyon	2001	$208,200	10,000	—	—
President, Chief Executive Officer and	2002	214,446	—	35,000	—
Director	2003	214,446	45,000	—	—

John (Jed) Kennedy	2001	190,000	10,000	—	—
Executive Vice President and Chief	2002	195,700	—	25,000	—
Operating Officer	2003	195,700	—	—	—

Stephen A. Gorgol	2001	120,000	10,000	20,000	—
Chief Financial Officer, Vice President	2002	138,000	—	—	—
of Finance and Secretary	2003	138,000	—	10,000	—

(1)                                  Includes amounts deferred pursuant to our 401(k) Plan.

(2)                                  In September 2003, Dr. Michael Owens was brought on board as President of VOW Solutions, Inc., and earns over $100,000 per year.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following table sets forth information concerning stock option grants made to each of the Named Executive Officers for the 2003 Fiscal Year, and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under two hypothetical situations: if the price of the common stock increases 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock.

We granted no stock appreciation rights (“SARs”) to Named Executive Officers during 2003.

OPTION GRANTS IN LAST FISCAL YEAR

Potential Realizable
Name	Individual Grants				Value at Assumed
	Number of Securities Underlying Options Granted(3)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date	Annual Rates of
Stock Price
Appreciation for
Option Term(2)
					5%	10%
John R. Lyon	—	—	—
John (Jed)Kennedy	—	—
Dr. Michael Owens	60,000	32%	$1.84	09/08/2013	$69,430	$175,949
Stephen A. Gorgol	—	—

(1)                                  The exercise price per share of options granted represented the fair market value of the underlying shares of Common Stock on the dates the respective options were granted as determined by the Board in accordance with certain provisions of the 1997 Stock Option/Stock Issuance Plan based on the closing selling price per share of a share of Common Stock on the date in question as reported by the Nasdaq SmallCap Market. The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date or may be paid with the proceeds from a same-day sale of the purchased shares. We also have authority to finance the optionee’s exercise of the option by loaning such individual on a full-recourse basis sufficient funds to cover the exercise price for the purchased shares, together with any federal and state withholding tax liability incurred by the optionee in connection with the option purchase.

(2)                                  The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Commission. The price used for computing this appreciation is the exercise price of the options. There is no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% or 10% levels or at any other defined level.

(3)                                  Each of the options granted have a maximum term of ten years measured from the applicable grant date, subject to earlier termination in the event of the optionee’s cessation of service with us. Each of the options granted will become exercisable in equal monthly installments over the next 36 months of service thereafter. However, each of the options will immediately become exercisable for all of the option shares in the event we are acquired by a merger or asset sale, unless the options are assumed by the acquiring entity, or in the event there is a hostile change in control or ownership. The grant date for the options granted to the Executive Officers is September 8, 2003.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning option exercises during 2003 by the Named Executive Officers and the value of unexercised options held by each of the Named Executive Officers as of December 31, 2003. No SARs were exercised during 2003 or outstanding as of December 31, 2003.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares		Number of Securities Underlying Unexercised		Value of Unexercised In-The-Money Options
	Acquired on	Value	Options at December 31, 2003		At December 31, 2003(3)
Name	Exercise (#)	Realized(1)	Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
John R. Lyon	—	—	96,568	17,431	$2,888	$0
John (Jed) Kennedy	—	—	43,714	14,286	0	0
Dr. Michael Owens	—	—	5,000	55,000	0	0
Stephen A. Gorgol	—	—	30,861	16,639	0	0

(1)                                  “Value realized” is calculated on the basis of the fair market value of the Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2)                                  The options are immediately exercisable; however, any shares purchased upon exercise may be subject to rights of repurchase our part which lapse at various times over the next five years.

(3)                                  “Value” is defined as fair market price of the Common Stock at fiscal year-end ($1.19) less exercise price.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of our cumulative total stockholder returns, the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Stock Market—U.S. Index”) and the Nasdaq Medical Device Manufacturer Index. The graph covers the period from December 31, 1998 to December 31, 2003. The total return for our Common Stock and each index assumes that $100 was invested on December 31, 1997 and that all dividends were reinvested, although dividends have not been declared on our Common Stock. The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

Vista Medical Technologies, Inc.

Nasdaq Medical Device Manufacturers Index

Nasdaq Stock Market - U.S. Index

Item 12.                                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of March 31, 2004, by (i) all persons who are beneficial owners of five percent (5%) or more of our Common Stock, (ii) each director and nominee for director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation and Related Information section of this Proxy Statement and (iv) all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable upon exercise of certain outstanding options as described in the footnotes below. The address for those individuals for which an address is not otherwise indicated is: 2101 Faraday Avenue, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares	Percentage Beneficially Owned(1)
Funds advised by Domain Associates(2) One Palmer Square Princeton, NJ 08542	1,050,525	17.5%
SBIC Partners, L.P.(4) 201 Main Street, Suite 2302 Fort Worth, TX 76102	822,194	13.7%
Vectra Partners LLC	631,579	10.5%
James C. Blair(3)	1,057,921	17.6%
Scott R. Pancoast(5)	635,017	10.5%
Daniel J. Holland(6)	173,999	2.9%
John R. Lyon(7)	161,561	2.7%
Dr. Michael Owens(8)	13,333	*
John Kennedy(9)	58,068	*
Larry Osterink(10)	42,271	*
Stephen Gorgol(11)	43,325	*
George B. Dehuff(12)	12,222	*
All directors and executive officers as a group (9 persons)(13)	2,203,757	36.7%

*                                         Less than 1%

(1)                                  Percentage of ownership is based on 5,011,251 shares of Common Stock and 1,000,000 shares of Series A Convertible Preferred Stock outstanding on March 31, 2004. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after March 31, 2004, are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(2)                                  Includes 1,030,182 shares beneficially owned by Domain Partners III, L.P., 15,468 shares beneficially owned by DP III Associates, L.P. and 4,875 shares beneficially owned by Domain Associates L.L.C. Dr. Blair is a managing member of Domain Associates L.L.C.

(3)                                  Includes 7,396 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004. Also includes 1,030,182 shares beneficially owned by Domain Partners III, L.P., 15,468 shares beneficially owned by DP III Associates, L.P. and 4,875 shares beneficially owned by Domain Associates L.L.C. Dr. Blair is a managing member of Domain Associates L.L.C.

(4)                                  Includes 1,250 shares beneficially owned by The Binkley Family Trust and 452,523 shares beneficially owned by SBIC Partners, L.P., a Texas limited partnership (“SBIC Partners”). Also includes 368,421 shares of Series A Convertible Preferred Stock acquired in a Preferred Stock financing on March 3, 2003 by SBIC Partners, L.P. SBIC Partners is the beneficial owner of all shares of the Company’s Common Stock registered in its name. Forrest Binkley & Brown L.P., a Texas limited partnership (“FBB”), is the managing general partner of SBIC Partners, and Forrest Binkley & Brown Venture Co., a Texas corporation (“Venture Co.”), is the sole general partner of FBB. Nicholas Binkley, a limited partner of FBB and an executive officer, director and shareholder of Venture Co., resigned as one of our directors on February 21, 2003

(5)                                  Includes 3,438 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004. Also includes 631,579 shares of Series A Convertible Preferred Stock beneficially owned by Vectra Partners LLC.

(6)                                  Includes 12,271 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004. Also includes 161,728 shares beneficially owned by One Liberty Fund III, L.P. Mr. Holland is a general partner of One Liberty Partners III, L.P., which is a general partner of One Liberty Fund III, L.P. Mr. Holland disclaims beneficial ownership with respect to all shares of Common Stock owned by One Liberty Fund III, L.P.

(7)                                  Includes 102,472 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(8)                                  Includes 13,333 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(9)                                  Includes 48,582 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(10)                            Includes 12,271 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(11)                            Includes 35,514 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(12)                            Includes 12,222 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(13)                            Includes 247,499 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004. See also footnotes 2, 3, 4, 5 and 6.

Item 13.                                                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnification agreements with our directors and executive officers. Such agreements require us, among other things, to indemnify our officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Pursuant to an agreement entered into on December 28, 1998, we have agreed to continue to pay Mr. Lyon his salary, and to continue to provide certain health care benefits, for a period of twelve (12) months in the event of his involuntary termination following a change in control.

Pursuant to an agreement entered into on January 29, 2003, we have agreed to continue to pay Mr. Gorgol and Mr. Kennedy their salary, and to continue to provide health care benefits, for a period of (6) months in the event of their involuntary termination following a change in control. The sale of the Visualization Technology business in April 2004 could result in the envoking of these agreements with Mr. Gorgol and Mr. Kennedy.

Fifty percent of certain unvested shares subject to options outstanding to our executive officers will immediately vest if we are acquired by a merger or asset sale, unless our repurchase rights with respect to those shares are transferred to the acquiring entity. The other fifty percent of these shares vest if the employee is terminated without cause within two years of the merger or asset sale.

All of our officers are employed at will.

Our Second Restated Certificate of Incorporation eliminates, subject to certain exceptions, directors’ personal liability to us or our stockholders for monetary damages for breaches of fiduciary duties. The Second Restated Certificate of Incorporation does not, however, eliminate or limit the personal liability of a director for (i) any breach of the director’s duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) any transaction from which the director derived an improper personal benefit.

Our Restated Bylaws provide that we shall indemnify its directors and executive officers to the fullest extent permitted under the Delaware General Corporation Law and may indemnify its other officers, employees and other agents as set forth in the Delaware General Corporation Law. In addition, we have entered into indemnification agreements with our directors and officers. The indemnification agreements contain provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as directors or executive officers of ours or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers. We have obtained an insurance policy covering directors and officers for claims that such directors and officers may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP for fiscal 2003 and 2002.

	2003	2002
Audit Fees(1)	$96,000	$88,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	7,500	6,500
All other Fees(4)	5,500	6,500
Total	$109,000	$101,200

(1)                                  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statement and audit services provided in connection with other statutory or regulatory filings.

(2)                                  Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, services related to business acquisitions and divestitures and other attestation services.

(3)                                  For fiscal 2003 and 2002, respectively, tax fees principally included tax compliance fees of $7,500 and $6,500, and tax advice and tax planning fees of $0 and $0.

(4)                                  All other fees principally include miscellaneous consulting services.

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

(b)                                 We filed or furnished two reports on Form 8-K during our fourth quarter ended December 31, 2003. Information regarding the items reported on is as follows:

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

10.17(2)	Standby Letter of Credit from Silicon Valley Bank, dated August 9, 1996.
10.18(2)	1995 Stock Option Plan.
10.19(2)	1995 Stock Option Plan Form of Notice of Grant.
10.20(2)	1995 Stock Option Plan Form of Stock Option Agreement.
10.21(2)	1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(2)	1997 Stock Option/Stock Issuance Plan, as amended.
10.23(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.25(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.26(2)	1997 Employee Stock Purchase Plan.
10.27(2)	Form of Indemnification Agreement between us and each of our directors.
10.28(2)	Form of Indemnification Agreement between us and each of our officers.
10.29(2)	Form of Waiver of Registration Rights, dated February 28, 1997.
10.30(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.31(2)	Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.32(4)	Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.33(4)	Second Amendment to the Amended and Restated Investor’s Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.38(5)	Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.39(6)	Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.40(7)	Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.41(7)	Employment Agreement with John Lyon dated December 28, 1998.
10.42(7)	Employment Agreement with Koichiro Hori dated December 28, 1998.
10.43(7)	Employment Agreement with Allen Newman dated December 28, 1998.
10.44(7)	Employment Agreement with Robert De Vaere dated December 28, 1998.
10.45(7)	Fifth Amendment to Lease dated April 30, 1999.
10.46(7)	Sofamor Danek letter Amendment dated April 1999.
10.47(9)	Agreement with John Lyon dated July 20, 1999.
10.48(9)	Agreement with Koichiro Hori dated July 20, 1999.
10.49(9)	Agreement with Allen Newman dated July 20, 1999.
10.50(9)	Agreement with Robert De Vaere dated July 20, 1999.
10.51*(10)	Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
10.52(11)	Termination Agreement with Medtronic, Inc., dated March 27, 2000.
10.53(11)	Transition Agreement with Medtronic,Inc., dated March 27, 2000.
10.54(11)	Common Stock purchase Agreement with John Kennedy, dated as of August 2, 2000.
10.55(12)	Amendment Two to Industrial Real Estate Lease with Ocean Pacific Tech Centre, dated January 30, 2001.
10.56(12)	Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.

10.57(12)	Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
10.58*(13)	Exclusive Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc., dated as of June 22, 2001.
10.59(16)	Asset Purchase Agreement with Viking Systems, Inc. dated as of December 22, 2003.
23.1***	Consent of Ernst & Young LLP, Independent Auditors.
27.1**	Financial Data Schedule (included on page F-23)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12)                                                              Incorporated by reference to our Form 10-Q filed April 2, 2001.

(13)                                                              Incorporated by reference to our Form 10-Q, filed August 3, 2001.

(14)                                                              Incorporated by reference to our Form 10-Q, filed November 14, 2001.

(15)                                                              Incorporated by reference to our Form 10-K, filed March 31, 2003.

(16)                                                              Incorporated by reference to our Form 10-K, filed March 30, 2004.

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

***                           Previously filed.

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

VISTA MEDICAL TECHNOLOGIES, INC.

Date: August 6, 2004	By:	/s/ John R. Lyon
John R. Lyon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John R. Lyon	President, Chief Executive	August 6, 2004
(John R. Lyon)	Officer and Director (Principal Executive Officer)

/s/ Howard Sampson	Vice President of Finance and	August 6, 2004
(Howard Sampson)	Chief Financial Officer (Principal Financial and Accounting Officer)

*	Chairman of the Board and Director	August 6, 2004
(James C. Blair)

*	Director	August 6, 2004
(George B. DeHuff)

*	Director	August 6, 2004
(Scott Pancoast)

*	Director	August 6, 2004
(Michael Owens)

*	Director	August 6, 2004
(Larry M. Osterink)

*	By:	/s/ John R. Lyon
John R. Lyon
Attorney-in-Fact

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