Form 10-Q
period 2004-06-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2004-08-16
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 10,905,817 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.             Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,813,897	$448,943
Short-term investments	3,501	187,209
Accounts receivable, net	25,558	286,152
Due from Viking Systems, Inc.	466,615	—
Inventories, net	11,093	45,275
Assets related to discontinued operations	—	1,881,237
Other current assets	94,057	108,322
Total current assets	4,414,721	2,957,138
Property and equipment, net	41,745	34,023
Investment in equity securities of Viking Systems, Inc.	33,080	—
TOTAL ASSETS	$4,489,546	$2,991,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,777	$141,631
Current portion of capital leases	23,984	16,517
Short term bank borrowings	—	200,000
Accrued compensation	134,230	134,156
Deferred revenue payments	260,000	442,500
Liabilities related to discontinued operations	—	755,550
Accrued liabilities	88,175	174,019
Total current liabilities	631,166	1,864,373

Total long term lease obligations	11,206	18,624

TOTAL LIABILITIES	642,372	1,882,997

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 5,000,000 Issued and outstanding shares - 1,000,000 at December 31, 2003 and 915,000 at June 30,2004 (Liquidation Value $3,477,000)	1,042,863	1,068,686
Common stock, $.01 par value: Authorized shares - 35,000,000 Issued and outstanding shares - 5,007,918 at December 31, 2003 and 10,905,817 at June 30, 2004	109,058	50,079
Additional paid-in capital	72,712,374	68,111,244
Deferred compensation	(24,320)	(29,856)
Accumulated deficit	(69,992,801)	(68,091,989)
Total stockholders’ equity	3,847,174	1,108,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,489,546	$2,991,161

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)

Revenues	$302,911	$637,279	$902,715	$1,305,553

Cost of revenues	61,706	130,571	279,781	297,917
Sales and marketing	626,288	429,505	1,109,227	802,493
General and administrative	281,732	348,118	582,598	642,850

Total cost and expenses	969,726	908,194	1,971,606	1,743,260

Loss from operations	(666,815)	(270,915)	(1,068,891)	(437,707)

Interest income	4,578	34,510	5,440	36,593
Interest expense	(1,002)	(1,054)	(2,668)	(1,054)

Net loss from continuing operations	(663,239)	(237,459)	(1,066,119)	(402,168)

Loss from discontinued operations	(133,212)	(220,845)	(632,516)	(101,877)

Net loss	(796,451)	(458,304)	(1,698,635)	(504,045)

Accretion of preferred stock dividends	(34,665)	(35,527)	(70,192)	(46,849)
Deemed dividend on redemption of preferred stock	(131,985)	—	(131,985)	—

Net loss applicable to common stockholders	$(963,101)	$(493,831)	$(1,900,812)	$(550,894)

Net loss per share basic and diluted:
Continuing operations	$(0.08)	$(0.05)	$(0.16)	$(0.08)
Discontinued operations	(0.02)	(0.04)	(0.10)	(0.02)
	$(0.10)	$(0.09)	$(0.26)	$(0.10)
Basic and diluted loss per share applicable to common stockholders	$(0.12)	$(0.10)	$(0.29)	$(0.11)

Shares used in computing basic and diluted loss per share	7,728,995	5,003,471	6,495,282	5,002,620

See accompanying notes

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(Restated)
OPERATING ACTIVITIES
Net loss from continuing operations	$(1,698,635)	$(504,045)
Adjustments to reconcile net loss to net cash used for operating activities:
Noncash compensation expense	—	72,750
Depreciation and amortization	17,853	17,625
Amortization of deferred compensation	5,536	19,941
Changes in operating assets and liabilities:
Accounts receivable	260,594	(45,222)
Inventories, net	34,182	12,146
Other current assets	14,265	25,637
Accounts payable	(16,854)	(81,995)
Accrued compensation	74	(3,168)
Deferred revenue	(182,500)	64,330
Accrued liabilities	(85,844)	(233,825)
Changes in assets and liabilities related to discontinued operations	379,073	(146,927)
Net cash flows used for operating activities	(1,272,256)	(802,753)

INVESTING ACTIVITIES
Maturities of short-term investments	183,708	168,783
Purchases of property and equipment	(25,575)	(65,530)
Proceeds from sale of business	218,919	—
Net cash flows provided by investing activities	377,052	103,253

FINANCING ACTIVITIES
Issuance of common stock, net	4,660,109	2,210
Issuance of Series A preferred stock	—	950,000
Redemption of Series A preferred stock	(200,000)
Payment on capital leases	49	40,877
Repayment of short term bank borrowings	(200,000)	—
Net cash flows provided by financing activities	4,260,158	993,087
Net increase in cash and cash equivalents	3,364,954	293,587
Cash and cash equivalents at beginning of period	448,943	457,052
Cash and cash equivalents at end of period	$3,813,897	$750,639

Non Cash-transactions:
Accretion of dividends on preferred stock	$70,192	$46,849
Common shares of Viking Systems, Inc. received for the sale of Visualization Technologies business	61,080	—
Common shares of Viking Systems, Inc. distributed to preferred stockholders	28,000	—

See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

1.                                       Basis of Presentation

The audited financial statements of Vista Medical Technologies, Inc and the notes thereto for the year ended December 31, 2003 included in the our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, contain additional information about us, our operations, and our financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q.  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions on Form 10-Q except that certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2004.

2.                                       Discontinued Operations

On April 15, 2004 we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly.  Prior to the sale we conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.

Under the Asset Purchase Agreement, we sold all the operating assets and related liabilities of the Visualization Technology business to Viking.  In return, Viking agreed to (a) pay us $159,000 at closing, (b) issue to us 3,054,000 shares of Viking common stock, representing approximately ten percent (10%) of its common shares outstanding on a fully diluted basis, and (c) remit to us the value of any former Visualization Technology inventory sold by Viking before April 15, 2005.  We also entered into a license agreement with Viking that will pay us royalties over the next five (5) years based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five (5) year period as follows: first year $150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalties of $4,500,000 over the five (5) year period.  We will maintain ownership rights of all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking.

The net operating assets sold to Viking and the total consideration paid or contractually due from Viking, exclusive of any proceeds from the subsequent sale of Visualization Technology inventory by Viking, are as follows:

Net assets sold
Accounts receivable	$372,027
Inventories	787,657
Accounts payable	(351,934)
Other liabilities	(61,136)
$746,614
Viking consideration
Cash	$158,718
Viking Common shares	61,080
Minimum royalties	1,425,000
$1,644,798

Under generally accepted accounting principles, the transaction is principally the exchange of non-monetary assets between Viking and us.  As a result, the value of the net assets sold ($746,614) is considered to be equal to the value of the net assets received and we are not allowed to recognize a gain at the time of the transaction.  The Viking consideration, exclusive of cash, is considered non-monetary because Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds to sustain its operations or fund its growth plan.  Additionally, there can be no assurance that Viking’s business will succeed.  As a result, all contractual amounts due us are at risk.  All proceeds received from Viking will be first credited against the Due from Viking account.  All proceeds in excess of that balance will be recorded as a gain from discontinued operations when received.

Our financial results for the three months and six months ended June 30, 2004 and 2003 have been reclassified to show the results of operations for the Visualization Technology business as a discontinued operation.  The operating results of the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$116,045	$1,641,211	$1,227,672	$3,822,522
Costs and Expenses
Cost of sales	110,636	1,164,756	1,035,667	2,572,590
Research and development	70,556	295,021	330,014	552,181
Sales and marketing	14,860	61,548	78,678	115,462
General and administrative	52,905	339,729	415,529	683,166
Total cost and expenses	248,957	1,861,056	1,859,888	3,923,399
Interest expense	300	1,000	300	1,000
Loss from discontinued operations	$(133,212)	$(220,845)	$(632,516)	$(101,877)

The equipment financing costs associated with the equipment sold to Viking has been included in discontinued operations.

The Company had a severance agreement with a former employee who became an employee of Viking upon the sale of the Visualization Technology business.  Under the agreement, the Company may be required to pay the employee one year’s compensation (approximately $200,000) if the employee is terminated under certain circumstances within 18 months following the sale of the business or October 2005.  No provision for such payment has been included in the results of discontinued operations and will not be provided for until such payment is probable.

3.                                       Segments

Subsequent to the sale of our Visualization Technology business, we operate only one business segment, focused on the disease state management of morbid obesity. This business provides program management, operational consulting and clinical training services to physicians and hospitals involved in the medical and surgical treatment of morbidly obese patients.  We also provide vitamins to patients who have undergone obesity surgery.

4.                                       Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and include only finished goods related to our disease state management of morbid obesity business.

5.                                       Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalents, including stock options, warrants and other convertible securities.  Common stock equivalents have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 8) have been deducted from the net loss to arrive at net loss applicable to common stockholders. Common stock equivalents that have been excluded from the calculation of weighted average number of diluted common shares include options to purchase up to 692,811 shares of common stock, 915,000 shares of preferred stock and warrants to purchase 3,764,953 shares of common stock.

6.                                       Other Comprehensive Income

Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss.  The Company had no items of comprehensive income (loss) other than its net loss.

7.                                       Stock-Based Compensation

The Company applies the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option compensation plans.  Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant.  The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock.  Accordingly, minimal compensation expense has been recognized for its employee stock-based compensation plans.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and six month periods ended June 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	For three months ended June 30,
	2004	2003
Net Loss
As reported	$(796,451)	$(458,304)
Pro forma compensation expense	(66,427)	(56,664)
Pro forma SFAS No. 123 net loss	$(862,878)	$(514,968)

Basic and diluted net loss per share
As reported	$(0.10)	$(0.09)
Pro forma	$(0.11)	$(0.10)

	For six months ended June 30,
	2004	2003
Net Loss
As reported	$(1,698,635)	$(504,045)
Pro forma compensation expense	(126,685)	(114,729)
Pro forma SFAS No. 123 net loss	$(1,825,320)	$(618,774)

Basic and diluted net loss per share
As reported	$(0.26)	$(0.10)
Pro forma	$(0.28)	$(0.12)

8.                                       Stockholders’ Equity

Preferred Stock

In March 2003 the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, the Company must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including capital expenditures and the issuance of equity securities.  Additionally, for so long as Series A Shares remain outstanding beyond April 2004, the holders of Series A Shares will be entitled to elect the greater of (i) two members of the Company’s Board of Directors or (ii) twenty-five percent (25%) of the total members of the Company’s Board of Directors.

In June 2004 we amended the Series A Certificate of Designations to allow us the right to issue equity securities for less than $2.00 per share.  For that right, the Series A holders received 1,400,000 shares of Viking common stock valued at $28,000.  In addition, we agreed to redeem 85,000 Series A Shares for $200,000.  In addition, we have obtained the right to redeem an additional 300,000 Series A Shares at any time on or before January 15, 2006 in exchange for $500,000. The distribution of the Viking shares and the excess of the $200,000 over the prior contractual redemption value of the Series A shares ($131,985) have been accounted for as a deemed dividend.

The holders of the outstanding Series A Shares have the right to one vote for each share of common stock into which such Series A Shares could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock.

The holders of Series A Shares are entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any cash dividend on the common stock, at the rate of $0.1425 per share per annum.

Common Stock

In February 2004 we sold to a group of accredited investors 439,000 shares of common stock and warrants to purchase up to 219,500 shares of common stock, for a total of $588,260 as part of a unit offering. The warrants are exercisable at a price of $1.97 per share and expire in February 2009.

In February 2004 our subsidiary VOW Solutions, Inc. (“VOW”), adopted the VOW Solutions, Inc. 2004 Stock Option/Stock Issuance Plan (the “VOW Plan”) for the benefit of VOW’s eligible employees, consultants, and directors. The VOW Plan initially reserved 150,000 shares of common stock for issuance upon the exercise of stock options.  Under the terms of the VOW Plan, nonqualified and incentive stock options may be granted at prices not less than 85% and 100% of the fair value on the date of grant, respectively. Options are typically immediately exercisable and generally vest over a four year period from the date of grant. Unvested common shares obtained upon early exercise of options are subject to repurchase by VOW at the original issue price. As of June 30, 2004, options to purchase up to an aggregate of 112,500 shares of common stock had been issued under the VOW Plan, none of which had been exercised.

In May 2004 we sold to a group of accredited investors 5,454,544 units of our securities for $0.85 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4.6 million, or $4.1 million net of expenses.  The warrants are exercisable at a price of $0.95 per share and expire in May

2009.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 818,181 shares of our common stock.  545,454 of these warrants are exercisable at a price of $1.02 per share and the remaining 272,727 warrants are exercisable at a price of $0.95 per share.  The warrants expire in May 2009.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE “RISKS AND UNCERTAINTIES” SECTION BELOW.  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, OUR 2003 ANNUAL REPORT ON FORM 10-K AND OUR OTHER DISCLOSURE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

9.                                       Overview of our business

Vista Medical Technologies, Inc., through its wholly owned subsidiary VOW Solutions, Inc. is exclusively focused on the disease state management of morbid obesity.

We previously conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (now our disease state management of morbid obesity business operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program. We also offer systems, consulting and program management services, which enable the efficient operation of obesity surgery programs.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business unit to Viking Systems, Inc. (“Viking”).  This sale was completed on April 15, 2004.  Refer to our Proxy Satement filed with the SEC on March 25, 2004 for further details of the transaction.

As a result of the sale of our Visualization Technology business unit, all of our operations are conducted through our subsidiary VOW Solutions, Inc., which we refer to as VOW, and are concentrated in the field of bariatric surgery and bariatric medicine.  The vision of our VOW business is to enable healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for morbidly obese patients.  Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of continually successful obesity surgery programs.

In February 2004 we sold to a group of accredited investors 439,000 shares of common stock and warrants to purchase up to 219,500 shares of common stock, for a total of $588,260 as part of a unit offering.  We sold 219,500 units; each unit consisted of two (2) shares of common stock priced at $1.34 per share and a warrant to purchase one share of common stock. The warrants are exercisable at a price of $1.97 per share and expire in February 2009.  The proceeds were used to fund our obesity disease state management business unit and our Visualization Technology business unit until it was sold in April 2004.

In May 2004 we sold to a group of accredited investors 5,454,544 units of our securities for $0.85 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4.6 million or $4.1 million net of expenses.  The warrants are exercisable at a price of $0.95 per share and expire in May 2009.  The proceeds are to be used to fund our obesity disease state management business unit.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 818,181 shares of our common stock.  545,454 of these warrants are exercisable at a price of $1.02 per share and the remaining 272,727 warrants are exercisable at a price of $0.95 per share.  The warrants expire in May 2009.

In June 2004 we amended our Series A Certificate of Designations to allow us the right to issue equity securities for a price under $2.00.  For that right, the Series A holders received 1,400,000 shares of Viking common stock that we held valued at $28,000.  As part of the amendment, we were required to redeemed 85,000 Series A Shares for $200,000.  In addition, we have the right to redeem an additional 300,000 at any time on or before January 15, 2006 in exchange for $500,000. If we choose to redeem the additional 300,000 Series A Shares, we will use cash that would otherwise fund our business operations. Although we may believe that such redemption is the best available business option, valuable cash would nonetheless be consumed, which would impact our ability to fund operations or grow our business.

Our discussion of our results of operations will be focused on our remaining business, which is now exclusively focused on the disease state management of morbid obesity.

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

Revenue Recognition

Revenue generated from our disease state management of morbid obesity business are recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable.  Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable.

The Company has received semiannual payments as a result of fulfilling certain obligations related to its strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that the Company has complied with all contractual obligations.  No further payments from EES are required under the current agreement.

Due from Viking

This account represents the consideration due from Viking as a result of the sale of our Visualization Technology business.  Although we may receive amounts in excess of the account balance, realization of the balance is not assured.

Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds to sustain its operations or fund its growth plan.  Additionally, there can be no assurance that Viking’s business will succeed.  As a result, all contractual amounts due us are at risk.

Our results of operations for three- months and six- months ended June 30, 2004 versus three- months and six- months ended June 30, 2003

Revenues.  Management and consulting services, product sales and contract revenue for the three- and six months ended June 30, 2004 were $303,000 and $637,000, respectively, compared to $903,000 and $1,306,000 for the same periods ended June 30, 2003.  This decrease in revenue for both the three- and six-month periods was associated with lower training and consulting services revenues as a result of management focus being directed towards the completion of the Visualization Technology transaction and conservation of financial resources while the obesity disease state management model was being developed and new capital raised.  With the completion of these transactions and our focus now exclusively directed towards implementation of the obesity disease state management business model, we anticipate that revenues in future quarters will increase over current levels.

Cost of revenues.  Our cost of revenue include direct costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales.  Costs of revenue for the three- and six months ended June 30, 2004 were $62,000 and $280,000, respectively, compared to $131,000 and $298,000 for the three- and six- months ended June 30, 2003. The decrease in the three months ended June 30, 2004 was primarily due to a decrease of $330,000 in revenues in the areas of training and consulting services.  Increased revenues in future quarters will bring an increase in cost of sales.  The level of increase is difficult to project due to varying costs associated with each revenue type.

Sales and marketing expenses.  Sales and marketing expenses were $626,000 and $1,109,000 for the three- and six-months ended June 30, 2004, respectively, and $430,000 and $802,000 for the three- and six- months ended June 30, 2003, respectively.  The increase in expenses for both periods was primarily due to an increase of $150,000 in staffing related expenses of our obesity disease state management business in 2004.  We expect to see an increase in our sales and marketing expenses during the remaining quarters of 2004 as we ramp up our activities and expand our staff in an effort to implement our business model.

General and administrative expenses.  General and administrative expenses were $282,000 and $583,000 for the three and six months ended June 30, 2004, respectively, and $348,000 and $643,000 for the three and six months ended June 30, 2003, respectively.  The decrease in expenses for both periods is a result of higher consulting expense of $84,000 during the quarter ended  June 30, 2003 and $67,000 for the 6 months ended June 30, 2003.  We expect our general and administrative expenses to increase during the next quarter as we complete the transition of our information systems and control from Westborough, Massachusetts and increase support staff.

Interest income.  Our interest income was $5,000 and $5,000 for the three- and six- months ended June 30, 2004, respectively, and $35,000 and $37,000 for the three- and six- months ended June 30, 2003, respectively.  It is expected that our net interest income will increase in the next quarter due to higher average cash balance created by the fundraising that was completed in the second quarter of 2004.

Discontinued operations.  The loss from discontinued operations was $133,000 and $633,000 for the three months and six months ended June 30, 2004, respectively, and $221,000 and $102,000 for the same periods ended June 30, 2003.  The decrease in loss for the three- months ended June 30, 2004 was due to having only 15 days of discontinued operations in 2004 compared to a full quarter in 2003.  The increase in loss in 2004 over 2003 for the six- months ended was a result of a significant decrease in sales of $2,595,000 from a shorter operating period and lower than expected market penetration.  Also contributing to this increase in loss were reduced profit margins due to the fixed manufacturing costs being spread over lower manufacturing volume along with fixed costs in other operating expenses.

Liquidity and capital resources

Net cash used for operating activities for the six- months ended June 30, 2004 was $1,272,000 compared to net cash used of $803,000 for the corresponding six-month period in 2003.  The increase in net cash used in operating activities during the 2004 period is primarily attributable to reduced revenues of $403,000 and higher operating expenses of $228,000 that were offset by cash collections on accounts receivable of $261,000.

Net cash provided by investing activities was $377,000 for the six- months ended June 30, 2004 compared to $103,000 in the same period in 2003.  The increase in net cash provided by investing activities during the 2004 period was primarily attributable to maturities of short term investments and proceeds from the sale of the Visualization Technology business of $219,000.

Net cash provided by financing activities was $4,260,000 for the six- months ended June 30, 2004, compared to $993,000 for the same period in 2003.  The increase in net cash provided by financing activities during the 2004 period was primarily attributable to the closing of two private placements of shares of our Common Stock for aggregate net proceeds of $4,660,000 in the first six months of 2004 compared to $950,000 raised in the sale of our Series A Convertible Preferred Stock in the first six months of 2003.  Also during 2004, we redeemed 85,000 shares of our Series A Convertible Preferred Stock for $200,000 and paid off our short-term bank borrowings of $200,000.

Since our formation in July 1993, and as of June 30, 2004 we have incurred cumulative net losses of $70.0 million.  At June 30, 2004, we had cash and short-term investments of $3,817,000.  In February 2004, we sold $588,000 of common stock in a private placement and in May 2004 we sold and additional $4,072,000 of common stock in a private placement.  In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2004 and is subject to annual renewals.  We believe that these cash resources, excluding revenues from operations, will not be sufficient resources to operate our business beyond 2005.  Unless we generate significant cash flow from operations, we will need additional funding to continue development of our business. There can be no assurance that the requisite funding will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our services and products.  In addition, increases in expenses without increasing revenues in the near term may adversely impact our cash position and require future cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at June 30, 2004.  At June 30, 2004, we had no advances outstanding under this credit facility. The credit facility can only be secured by qualified accounts receivable and only up to 80% of qualified accounts receivable.  If we were to draw under this facility, which is unlikely since the sale of the Visualization Technology business has left us with lower levels of accounts receivable.  The facility expires in October 2004.

Item 3                Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2004, our investment portfolio included fixed-income securities of $3.8 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate ten percent (10%) increase in interest rates would have no material impact on our financial condition or results of operations.  We generally conduct business in U.S. dollars and, as a result, have limited foreign currency exchange rate risk.  The effect of an immediate ten percent (10%) increase in foreign currency exchange rates would have no material impact on our financial condition or results of operations.

RISKS AND UNCERTAINTIES

You should carefully consider the following risks and uncertainties before you invest in our common stock.  Investing in our common stock involves risk.  If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected.  Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations.  In any case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to our Business and Industry

As a company, we do not have direct experience in the management of health care service businesses.

As a company we do not have direct experience in the management of bariatric surgical programs.  We have been involved in the development of bariatric surgical programs since 2000, but have never directly managed these programs.  As such, we have only a limited and indirect operating history upon which an evaluation of our prospects can be based.  In addition, the bariatric surgical market is relatively new and is expanding rapidly, which can cause changes in the way clients react to the services offered.  We believe that our management model is appropriate for the market, but we have yet to prove it.  To be successful, it is crucial that we develop strong affiliations with hospitals and surgical centers, and we have not yet proven our ability to do so.  Also, we must respond to competitive developments and attract, retain and motivate experienced staff.  There can be no assurance that we will be successful in addressing those market conditions or in implementing our business strategy.  There can be no assurance that we will be able to achieve or sustain revenue growth or profitability.

In addition, our business model is to provide management services to owners of surgical programs.  As a result, we will not have an ownership interest in those programs, which will make it more difficult to sustain revenues.  Our services could be terminated due to this lack of ownership.

Roll-out of our VOW Centers depends on our entering into agreements with hospitals and surgeons; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

We plan to set up our VOW Centers in conjunction with hospitals and surgeons.  There can be no assurance that negotiations for the establishment of these Centers will not be protracted or impossible to negotiate satisfactorily.  Our experience to date is limited to one existing management contract in place since February 2004 and one contract entered into in August 2004.  We are in active negotiation for others; however, we cannot accurately predict the time and expense involved in these negotiations, and any unexpected delays could negatively impact the execution of our strategic plan.

We need to increase market awareness and acceptance of our new business model.

To our company’s knowledge, the comprehensive services offered by our new VOW Solutions business model have not been available to date on a national level.  While we have previously supplied clinical training services to some 60 clients and consulting services to some 35 clients, we have not yet widely promoted our program management services.  As a result, providers of bariatric surgery are not yet generally aware of the services we offer.  In order to accomplish our strategic and business plans, we will have to quickly and effectively increase market awareness of our management model and the VOW brand name, and convince doctors, hospitals and patients of the benefits of these services.  Among other things, this will require that we:

•                                          increase awareness of our complete service offering;

•                                          strengthen our brand name to increase visibility;

•                                          continue to upgrade and expand our services; and

•                                          increase awareness of the availability of surgery as a means of treating severe obesity.

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

The market for products and services that address morbid obesity is attractive and therefore competitive and new offerings and technologies are in development by several companies.  For example, we are aware of developments, primarily involving stimulation or balloon technology, which may come to the market in the next few years.  These devices would be implanted or placed in a relatively simple endoscopic procedure.  These alternatives may prove to be more effective, less risky and/or cheaper than gastric bypass.  If this turns out to be the case, our ability to generate revenues will be negatively affected. Also, many pharmaceutical companies are researching drug therapies for combating obesity.  If they prove successful in finding a more effective solution for morbid obesity, then demand for a surgical option is likely to decline substantially.  We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition.

We expect to compete with several companies which have the same objectives as us.

There are several companies which intend to provide services to the morbid obesity market; while their business model is not identical to ours, the end result is likely to be that we will compete with each other in offering consulting and program management services.  Three of these companies, to the best of our knowledge, include bariatric surgeons in their management or ownership.  This may prove to be an advantage over us in gaining access to potential clients.  Other companies have only a partial service offering, which may allow them, because of lower overhead, to operate in their niche at a price advantage to full-service companies such as ours.  In any case, we expect that the market will continue to be attractive and that new entrants are likely.

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

Our current key employees are John R. Lyon, President and Chief Executive Officer; Michael H. Owens, M.D., Chief Medical Officer and President of VOW Solutions Inc.; Howard Sampson, Chief Financial Officer; Joann Harper, PhD., Vice President Product Development, Implementation and Operations; Stephen F. Sedlock, Vice President of Marketing; Mary Lou Walen, Associate Vice President, Customer Relations; Aimee Johnston, Assistant Vice President, Bariatric Management Services.  We do not maintain key personnel life insurance policies on any of these individuals.

If we are not able to attract and retain key doctors to participate in our advisory board, it may adversely affect our ability to develop our products and services and expand our business.

Members of our clinical advisory board consult with us exclusively but are free to consult with other non-competing companies and are employed elsewhere on a full-time basis.  As a result, they only spend a limited amount of time on our business.  Although we have entered into consulting agreements, including confidentiality provisions with each of the members of our clinical advisory board, the consulting and confidentiality agreements between us and each of the members of our clinical advisory board may be terminated or breached.

Our failure to effectively manage our growth could have a material adverse effect on our business.

Growth in our business will place a significant strain on our management systems and resources.  We have only recently begun to focus on providing management services, and we have hired persons with appropriate skills.  However, these people have not previously worked together, and it will take time and effort to develop efficient working processes and relationships.  We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce.  We are a small company with limited resources, so we lack the ability to increase our capacity to provide services prior to assurances that those services will be paid for by customers.  As a result, each new management contract will require significant operational efforts as we hire personnel to staff the new project.  We expect that the number of our employees will continue to increase for the foreseeable future.  We will have to maintain close coordination among our technical, accounting, finance, marketing and sales departments.

Now that we have disposed of our Visualization Technology business, our future success will depend solely on our ability to establish and grow our obesity disease state management business.

The sale of our Visualization Technology business closed on April 15, 2004 and our future success as a company will depend on our ability to execute on the establishment and growth of our obesity disease state management business.  As a company, we have limited experience in the provision of surgical services.  We will also be required to build this business from a relatively small base, finding partners and surgeons willing to participate.  We cannot assure you that we will be able to build a successful services business in the long term.

We have only limited experience directly marketing our service products overseas and may not be successful in exporting our business model into international markets.

We have limited experience in directly marketing our services overseas.  While the increase in severe obesity is a global health care problem, the individual complexity of foreign health care systems may prevent acceptance of our business model, which has been originally designed for the United States market.  Also, changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could negatively impact our efforts to expand business.  The anticipated international nature of our business is also expected to subject our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our services are sold.

Risks Related to our Financial Results and Need for Financing

We will likely require additional funding to continue development of our business and support our future operating plans.  These funds may not be available on acceptable terms, if at all.

At June 30, 2004, we had cash, cash equivalents and short-term investments of $3,817,000.  We believe that these cash resources, excluding revenues from operations, will not be sufficient resources to operate our business beyond 2005.  Unless we generate significant revenues from operations, we will need additional funding to continue development of our business.

We expect that the cash flows produced by our VOW business will be unpredictable in the near term, increasing our likely need for additional funding.  There can be no assurance that such capital will be available to the extent required, or at all, and such capital may not be available on commercially reasonable terms.  The amount of additional capital which, we may need to raise will depend on many factors, including:

•                  the extent to which the VOW Centers and other services gain market acceptance,

•                  the speed with which we can execute our plan;

•                  the levels of reimbursement for procedures performed; and

•                  the extent of competition.

The amount of additional capital we will need will depend on many factors, including the extent to which we strive to expand our business.  Most of the additional funding we will require will go towards the marketing our services to increase market awareness and acceptance.  If we are unable to raise these additional funds, our ability to expand our business will be harmed.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of June 30, 2004, we have incurred cumulative net losses of $70.0 million.  Specifically, we incurred net losses of $1.1 million in 2002 and $2.2 million in 2003.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

Because of all of these factors and the other risks discussed in this section, we believe that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.  If this occurs, any or all of the following may result:

•                  the market trading price of our common stock may fluctuate, negatively impacting the ability of stockholders to buy and sell our shares at consistent prices;

•                  we may have difficulty raising funds in the future at prices that are acceptable to us; and

•                  investors may be less willing to purchase our shares for lack of consistent operating results.

In addition, we cannot be sure that the amounts potentially due to us from Viking Systems, Inc., which may be owed as a result of the sale of our Visualization Technology business, will be paid to us.  This is because Viking is a relatively new company that has not raised substantial funds to date.  There is a significant risk that Viking may be unable to raise sufficient funds to sustain its operations or fund its growth plan.  Additionally, there can be no assurance that Viking’s business will succeed.  As a result, all contractual amounts due us are at risk.

Our liquidity and capital requirements will be difficult to predict.

Our liquidity and capital requirements will depend upon other numerous factors, including the following:

•                  The extent to which our products and services gain market acceptance;

•                  Costs associated with establishing marketing, and operating our obesity related programs; disease state management business, including the VOW Center.

•                  The timing and costs of product and services introductions;

•                  The extent of our ongoing product and service development programs;

•                  The costs of sponsorship training of the physicians to become proficient in the use of our products and procedures; and

•                  The costs of developing marketing and distribution capabilities for our consumer products.

Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our products or our inability to scale up manufacturing, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.

Risks Related to the Securities Markets and Ownership of our Common Stock

The terms of our March 2003, preferred stock financing confer senior rights on the holders of Series A Convertible Preferred Stock, and these rights may impair the interests of our common stockholders or impact our results of operations.

We issued 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Shares”) in March 2003, which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock.  Among other rights, in the event of a liquidation, dissolution or winding up of our company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive up to $3.80 per share held by them, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including capital expenditures and the issuance of securities.  Additionally, for so long as any Series A Shares remain outstanding after three hundred ninety (390) days following the initial issuance of any Series A Shares, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) twenty-five percent (25%) of the total members of our Board of Directors.

We redeemed 85,000 Series A Shares in June 2004, and have the right to redeem an additional 300,000 at any time on or before January 15, 2006 in exchange for $500,000.  If we choose to redeem the additional 300,000 Series A Shares, we will use cash that would otherwise fund our business operations.  Although we may believe that such a redemption is the best available business option, valuable cash would nonetheless be consumed, which would impact our ability to fund operations or grow our business.

Our common stock is currently listed in The Nasdaq SmallCap Market pursuant to an exception from the continued listing rules and we must comply with the terms of that exception to maintain our listing.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to have stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  We received notification on March 1, 2004 of a Nasdaq Staff Determination indicating that we fail to comply with the Stockholders’ Equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which stayed the delisting of our common stock pending the Panel’s decision.  On May 7, 2004 we received a decision from the Nasdaq Listing Qualifications Panel to continue the listing of our common stock on the Nasdaq SmallCap Market pursuant to the following exceptions:  On or about June 1, 2004 we must have made a public filing with the SEC and Nasdaq including disclosure that we raised at least $3,600,000 in additional equity, net of expenses, as well as a description of the completed event or transaction(s) that enabled us to satisfy the $2,500,000 shareholders’ equity requirements; an affirmative statement that, as of the date of the report, we believe we have regained compliance with the $2,500,000 shareholders’ equity requirement based upon the event or transaction(s) referenced therein; and a disclosure that the Panel will continue to monitor our ongoing compliance with the minimum shareholders’ equity threshold until we have evidenced compliance with that requirement via a publicly filed balance sheet and demonstrated an ability to sustain compliance with the minimum shareholders’ equity requirement over the long term.  With the closing of our recent financing, we achieved these requirements and made the required filings.

In addition, on or before August 16, and November 15, 2004 we must file Forms 10-Q for the quarters ending June 30, and September 30, 2004, respectively, with the SEC and Nasdaq, evidencing our continued compliance with the $2,500,000 shareholders’ equity requirement.  In order to fully comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market.  If we are unable to do so, our securities will be delisted from the Nasdaq SmallCap Market.

The delisting of our common stock from the Nasdaq SmallCap Market may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  In addition, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.  The continued listing of our common stock on the Nasdaq SmallCap Market is therefore very important to us.

There is a limited market for our common stock and therefore investors may not be able to liquidate their investment in the foreseeable future, if at all.

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future.  For example, we only have approximately 190 shareholders of record and the average daily trading volume in our stock is approximately 20,000 shares.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance.  The market price of our common stock has historically been highly volatile.  For example, between February 2002 and May 2003, the trading price of our common stock ranged from $0.77 to $4.59.  The trading price of our common stock may continue to be significantly affected by factors such as:

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

We are required to register for resale certain outstanding shares of our common stock and failure to achieve and maintain an effective registration statement may result in monetary penalties against us.

The holders of approximately 10,573,497 shares of our common stock, including shares issuable upon exercise of outstanding warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  These registration rights impose monetary penalties against us of up to approximately $50,000 per month if we do not timely achieve an effective registration statement or if we are unable to maintain the effectiveness of a registration statement for one year.  Because of our cash position, these penalties would negatively impact our ability to finance our operations.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•                  authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•                  provide for a classified board of directors, with each director serving a staggered three-year term;

•                  prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•                  prohibiting our stockholders from making certain changes to our restated certificate of incorporation or restated bylaws except with 66 2/3% stockholder approval; and

•                  require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Risks Related to our Intellectual Property and Potential Litigation

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

Our obesity disease state management business may be difficult to insure against professional liability.

With the sale of our Visualization Technology business we need to change the type of liability insurance which we carry.  We are in the process of seeking amended insurance coverage, but may not be able to secure it on acceptable terms, or at all.

We may be subject to product liability claims and have limited insurance coverage.

We face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products, which were sold by us prior to the sale of the Visualization Technology business, results in personal injury or death.  Also, in the event that any of those products proves to be defective, we may be required to recall or redesign such products.  We are in the process of negotiating insurance coverage to cover such circumstances.  However, we may not be able to obtain such coverage or our coverage limits may not be adequate to protect us from any liabilities we might incur. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all.  A successful product liability claim or series of claims brought against us in excess of our insurance coverage would negatively impact our business.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products.

We maintain ownership of the technology transferred to Viking Systems, Inc. in connection with the sale of our Visualization Technology business in April 2004.  In the event Viking Systems does not make the required royalty payments to us, their rights in the technology will be terminated.  In such case, we will be able to continue to commercialize that technology.  To the extent we decide to incorporate that technology into our business, our future success will depend, in part, on our ability to continue developing patentable products, enforcing our patents and obtaining patent protection for our products both in the United States and in other countries.  The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions.  Patents may never issue from any patent applications owned by or licensed to us.  Even if patents do issue, the claims allowed may not be sufficiently broad to protect our technology.  In addition, issued patents owned by or licensed to us may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide us with competitive advantages.  Further, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights.  Litigation, which would result in substantial expense, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of proprietary rights of third parties or whether our products, processes or procedures infringe any such third-party proprietary rights.

In addition to patents, we rely on unpatented trade secrets to protect our business and our proprietary technology.  Others may independently develop or otherwise acquire the same or substantially equivalent plans or technologies or otherwise gain access to our proprietary technology or disclose our plans or technology.  It is difficult to protect rights to unpatented ideas, plans or proprietary technology.  Third parties may obtain patent rights to these unpatented trade secrets, which patent rights could be used to assert claims against us.  We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology.  These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors.  In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology.  The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown.

Item 4                Controls and Procedures

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have been notified of a Notice of Intent to Initiate Litigation against us regarding a medical malpractice lawsuit in process in Florida.  We are contesting the Notice of Intent and have not yet been included in the litigation.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities.

On May 26, 2004, pursuant to the exemption provided in Rule 506 of Regulation D of the rules promulgated under the Securities Act of 1933, we sold to a group of accredited investors led by MedCap Management and Research LLP, 5,454,544 units of our securities, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock.  The purchase price per unit was $0.85 and the warrants carry an exercise price of $0.95 per share.  This financing generated aggregate gross proceeds of approximately $4.6 million.  In addition to the units purchased by investors, we issued a warrant to ViewTrade Financial, our exclusive placement agent for the financing, to purchase up to 818,181 shares of our common stock as follows:  545,454 shares at an exercise price of $1.02 per share and 272,727 shares at an exercise price of $0.95 per share.

Changes in Securities.

On May 26, 2004, we filed an amendment to the Certificate of Designations of Series A Convertible Preferred Stock to amend the redemption and conversion terms of our existing Series A Convertible Preferred Stock (the “Series A Shares”) such that (i) within 10 days of the closing of the financing led by MedCap Management and Research LLP, we were required to redeem 85,000 shares of the Series A Shares in exchange for $200,000 and (ii) we have the right, exercisable at any time on or prior to January 15, 2006, to redeem an additional 300,000 shares of Series A Shares in exchange for $500,000.  In the event both redemptions are effected, all remaining shares of Series A Shares will automatically convert to common stock on a one-for-one basis (subject to adjustments).

Issuer Purchases of Equity Securities

Period	Total No. of Shares Purchased		Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan
April 1 – April 30, 2004	0		n/a	n/a	n/a

May 1 – May 31, 2004	0		n/a	n/a	n/a

June 1 – June 30, 2004	85,000	*	$2.35	n/a	n/a

*                 We purchased 85,000 shares of our Series A Convertible Preferred Stock in exchange for an aggregate of $200,000 pursuant to the redemption provisions in the Amended Certificate of Designations of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 26, 2004.  We have the right to redeem an additional 300,000 shares of our Series A Convertible Preferred Stock, exercisable any time on or prior to January 15, 2006, in exchange for a total of $500,000.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

At our 2004 Annual Meeting of Stockholders, held May 24, 2004, stockholders voted to elect the director nominees, approve the issuance of shares of our common stock representing more than 20% of the outstanding shares our common stock, ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004, and approve a change of our corporate name (subject to Board authority to implement such name change).

	Number of Shares
	Vote For	Voted Against/ Abstain	Broker Non-Votes

1. To elect 2 Class III directors for a term of 3 years or until their respective successors are duly elected and qualified:*

James C. Blair	3,376,762	14,312	0

John R. Lyon	3,376,512	14,562	0

*  Scott R. Pancoast and Larry M. Osterink, whose terms as directors of our company expire at our 2005 Annual Meeting of Stockholders, and George B. DeHuff and Michael H. Owens, whose terms as Directors of our company expire at our 2006 Annual Meeting of Stockholders, continue to serve as directors of our company until their respective terms expire and were not voted upon at the 2004 Annual Meeting.

	Number of Shares
	Vote For	Voted Against	Abstentions	Broker Non-Votes

2. To approve the issuance of shares of our common stock representing more than 20% of the outstanding shares.	3,375,700	15,224	150	0

3. To ratify the selection of Ernst & Young LLP as our independent auditors for fiscal year 2004.	3,362,154	28,758	162	0

4. To approve our name change to Vista Health Systems, Inc.	3,390,274	775	25	0

Special Meeting of Stockholders

At our Special Meeting of Stockholders, held April 15, 2004, stockholders voted upon a proposal to sell all of the assets of the our Visualization Technology business to Viking Systems, Inc. pursuant to an Asset Purchase Agreement, dated as of December 22, 2003.  The stockholders did not consider or vote upon any other matters at this Special Meeting.

	Number of Shares
	Vote For	Voted Against	Abstentions	Broker Non-Votes
1. To approve the sale of all of the assets of our Visualization Technology Business to Viking Systems, Inc. pursuant to the Asset Purchase Agreement.	4,616,111	6,291	2,100	—

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description
3.1 (1)	Second Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.3 (3)	Certificate of Designations of Series A Convertible Preferred Stock.

3.4 (4)	Amended Certificate of Designations of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 26, 2004.

3.5 (1)	Restated Bylaws.

4.1 (5)	Form of Certificate for Common Stock.

10.1 (6)	Patent and Technology License Agreement between us and Viking Systems, Inc., dated April 15, 2004.

10.2 (6)	Registration Rights Agreement between us and Viking Systems, Inc., dated April 15, 2004.

10.3 (4)	Selling Agent’s Warrant issued by us to ViewTrade Financial, dated May 26, 2004

10.4 (4)	Form of Subscription Agreement between us and each investor in our financing that closed May 26, 2004.

10.5 (4)	Form of Common Stock Purchase Warrant issued to each investor in our financing that closed May 26, 2004.

31.1 *	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2 *	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32 *	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

(1)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, filed March 7, 1997.

(2)                                  Incorporated by reference to our Form 10-Q, filed November 14, 2001.

(3)                                  Incorporated by reference to our Form 10-K, filed March 31, 2003.

(4)                                  Incorporated by reference to our Form 8-K, filed May 28, 2004.

(5)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, filed June 25, 1997.

(6)                                  Incorporated by reference to our Form 8-K, filed April 20, 2004.

(b)                                 Reports on Form 8-K

1.                                       On April 20, 2004, we filed a Form 8-K, which attached a press release announcing completion of the sale of all assets related to our Visualization Technology business to Viking Systems, Inc.

2.                                       On May 6, 2004, we furnished on Form 8-K a press release relating to our financial results for the three months ended March 31, 2004.

3.                                       On May 28, 2004, we filed a Form 8-K, which attached a press release announcing completion of a private placement of our securities and belief that we regained compliance with the continued listing requirements of the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA MEDICAL TECHNOLOGIES,INC.

Date: August 16, 2004	/s/ JOHN R. LYON
John R. Lyon President, Chief Executive Officer and Director

Date: August 16, 2004	/s/ HOWARD SAMPSON
Howard Sampson Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)