Form 10-K/A
period 2003-12-31
VISTA MEDICAL TECHNOLOGIES INC
filed 2004-09-29
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to restate our previously issued financial statements for the year ended December 31, 2003 to reflect our Visualization Technology business as a discontinued operation.  Such information is set forth in full herein.  On April 15, 2004, we completed the sale of our Visualization Technology business as contemplated.

Vista Medical Technologies, Inc.
Form 10-K/A
For the Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Index to Consolidated Financial Statements

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

Item 1. BUSINESS

OVERVIEW OF OUR BUSINESS

We operate two business units.  The Obesity Surgical and Medical Management Services business (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  We now offer, in addition, systems, consulting and program management services, which enable the efficient operation of obesity surgery programs.  The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high-resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business to Viking Systems, Inc., (see pages 9 and10 for a description of the terms of the transaction), subject to the approval of our stockholders.

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

Visualization Technology Business

Terms of transaction to sell the Visualization Technology Business

We entered into an Asset Purchase Agreement with Viking Systems Inc. regarding the sale of all the assets of the Visualization Technology Business on December 22, 2003, subject to the approval of our stockholders.  The transaction closed on April 15, 2004.  Viking and its principals are not affiliated with us; and our officers, directors, and, to our knowledge, principal stockholders are not affiliated with Viking.  Viking formerly conducted a software business, but those operations were unsuccessful.  Recently, a group of investors purchased control of Viking, with the approval of Viking’s Board of Directors, and Viking’s current business plan, as stated in its public filings with the SEC, is to engage in the medical device market.

The most material terms of the Asset Sale are as follows:

•                  Viking will purchase all assets (and assume most liabilities) related to the Visualization Technology business in exchange for a combination of cash, stock, and future royalty payments.  Specifically:

•                  Viking paid us $132,000 of cash at closing.

•                  Viking issued to us 3,054,000 shares of its common stock representing approximately ten percent (10%) of the fully diluted shares of Vikings stock.

•                  We entered into a License Agreement with Viking pursuant to which we will exclusively license to Viking all intellectual property and product rights used in operation of the licensed business.  In exchange for this license grant, Viking will pay us royalties over the next five (5) years based on sales of the licensed products by Viking.  The License Agreement contain minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and

$375,000 in year five.  The royalties payable by Viking are capped at a maximum of $4,500,000 in the aggregate over the five year period.  We will retain ownership of all intellectual property and product rights under the License Agreement until at least the minimum royalty obligations have been satisfied, at which point we will transfer ownership to Viking.

•                  At closing we consigned our current inventory of products and parts to Viking and will be reimbursed for the value of that inventory, if and when used, over the course of the twelve months after closing.  Any inventory not sold by Viking during this one year period will be transferred to Viking,

We operated theVisualization Technology business entirely out of our Westborough, Massachusetts location.  As a result, this entire facility, less a few selected assets of minimal dollar value, will be transferred to Viking in connection with the Asset Sale.

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

Employees

As of February 28, 2004, we had 32 full-time employees, 13 in our bariatric service business, of whom two hold an advanced degree, and 19 in our visualization technology business.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.  We believe our relations with our employees are good.

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

In May 2004 we sold to a group of accredited investors 5,454,544 units of our securities for $0.85 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4,545,000 or $4,100,000 net of expenses.  The warrants are exercisable at a price of $0.95 per share and expire in May 2009.  The proceeds are to be used to fund our obesity disease state management business unit.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 818,181 shares of our common stock.  545,454 of these warrants are exercisable at a price of $1.02 per share and the remaining 272,727 warrants are exercisable at a price of $0.95 per share.  The warrants expire in May 2009.

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

At December 31, 2003, we had cash, cash equivalents and short-term investments of $636,000.  We believe that these cash resources, together with cash from operations and the additional equity raised in February and May 2004, will not be sufficient resources to operate our business beyond June 2005.  This cash requirement is very serious.  We need additional funding to meet current commitments and continue development of our business.  Our current cash resources will only allow us to continue our business at its current levels for our immediate needs.  If we do not receive additional funding, our ability to continue as a going concern cannot be assured.  We are also dependent on the divestiture of the Visualization Technology business to reduce operating costs and provide cash.  This divestiture closed in mid-April, after obtaining the approval of our stockholders.

Failure to divest our Visualization Technology business will create a serious cash drain on our company.

VOW Solutions is one of our two existing business units.  We plan to divest the other business unit, Visualization Technology, however, if not divested as planned, this unit will be a cash drain on us and may prevent us from executing our VOW Solutions business plan as intended.

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

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere in this Form 10-K.  This data has been restated for all periods presented to reflect the Visualization Technology business as a discontinued operation.

	YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	1999	2000	2001	2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenues	$—	$—	$—	$3,543	$2,489
Cost and expenses:
Cost of revenues	—	—	—	797	575
Sales and marketing	—	—	—	2,139	1,755
General and administrative	894	892	1,003	1,082	1,226
Total costs and expenses	894	892	1,003	4,018	3,556
Loss from continuing operations	(894)	(892)	(1,003)	(475)	(1,066)
Interest income	218	213	70	17	32
Net loss from continuing operations	(676)	(679)	(933)	(458)	(1,034)
Net loss from discontinued operations	(10,047)	(2,935)	(2,289)	(689)	(1,014)
Less accretion of dividends on preferred stock	—	—	—	—	(119)
Net loss applicable to common stockholders	$(10,723)	$(3,614)	$(3,222)	$(1,147)	$(2,167)
Basic and diluted net loss per share	$(3.16)	$(0.80)	$(0.66)	$(0.23)	$(0.43)
Shares used in computing basic and diluted loss per share	3,398,000	4,495,000	4,906,000	4,969,000	5,004,000

	DECEMBER 31,
BALANCE SHEET DATA:	1999	2000	2001	2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(IN THOUSANDS)

Cash, cash equivalents and short-term investments	$1,658	$2,934	$1,317	$829	$636
Working capital	1,658	2,934	1,317	2,073	1,093
Total assets	7,367	7,155	4,823	4,182	2,991
Long-tern debt	—	—	—	7	19
Accumulated deficit	(57,941)	(61,555)	(64,777)	(65,925)	(68,092)
Total stockholders’ equity	4,584	6,151	3,091	2,081	1,108

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

Overview of our Business

We operate two business units.  The Obesity Surgical and Medical Management Services business (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program.  We now offer, in addition, systems, consulting and program management services, which enable the efficient operation of obesity surgery programs.  The Visualization Technology business, based in Westborough, MA, develops, manufactures and markets products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  Our technology products combine a head mounted display with video cameras to provide surgeons with critical visual information during complex minimally invasive procedures, and also incorporate the benefit of viewing complementary information in a voice-controlled, picture-in-picture format, to facilitate real-time decision making during surgery.  The Visualization Technology business also manufactures compact, high-resolution endoscopic cameras for original equipment manufacturer customers and strategic partners.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business to Viking Systems, Inc., (see pages 9 and 10 for a description of the terms of the transaction), subject to the approval of our stockholders.

At December 31, 2003, we had 32 employees.  We expect staffing to increase from our Obesity Management Services business, while there would be an elimination of 19 employees from the sale of our Visualization Technology business in our Westborough facility.   We expect that there will be a steady increase in employees during 2004 within the Obesity Management Services business, which would bring us to approximately 22 employees by the end of 2004.

2002 was the first year in which we separately reported revenues and expenses from our obesity surgery services business.  In 2001 while exploring business opportunities associated with marketing our visualization technology equipment for use in laparascopic bariatric surgery, we identified a variety of consulting services in the obesity surgery market that were not dependent on our technology equipment.  It was not until 2002 that we began marketing these consulting services, separate from the visualization technology business.   Prior to that, we had no meaningful obesity surgery transactions or separate business and thus no separate continuing operations to report.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements.  The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to revenue recognition and inventories.  Actual results could differ materially from these estimates.  Our significant accounting policies are summarized in the notes to our consolidated financial statements.  The significant accounting policies which we believe are the most critical in gaining full understanding and evaluating our reported financial results include the following:

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

Within the Obesity Surgery Management Services business, the Company’s revenues are derived from consulting and training services, from sales of vitamins and from contract revenue associated with our supply and promotional agreement with Ethicon Endo-Surgery, Inc.  Consulting and training services revenue is recognized upon delivery of related marketing materials and completion of the related training component, provided all of the criteria of SAB 104 are met.

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

Assets and liabilities related to discontinued operations

Due to the sale of our Visualization Technology business in April 2004, we have recorded the assets and liabilities associated with the Visualization Technology business in these separate accounts at the end of each year so as to separately present the assets and liabilities of the continuing and discontinued operations.

For 2003 the continuing operations were accounted for as a separate and distinct business from the Visualization Technology business. Although separate statements of operations were maintained, the allocation of certain operating expenses was necessary to reflect the continuing operations as a stand-alone publicly traded business.  These allocations included public company expenses, such as filing fees, transfer agent fee, legal and accounting fees, directors and officers liability insurance and investor relations costs, along with insurance and to a lesser degree sales and marketing expenses.

Prior to 2003 our operations were accounted for as one business.  In 2002, which was the first year with two distinct businesses, a review of the accounts and related support was performed to separate the two businesses.  To develop the statement of operations for the continuing operations for 2002, revenue and expenses that were not distinct to the continuing operations were allocated between continuing and discontinued operations. Where revenues were bundled with the Visualization Technology, the revenue allocation was determined using comparable transactions from unbundled revenues from continuing operations.  Expenses were allocated based on departmental accounting by business activity and by headcount activity for departments that provided support for both businesses.  For 2002 and 2001 general and administrative expenses for continuing operations included all public company expenses, such as filing fees, transfer agent fee, legal and accounting fees, directors and officers liability insurance and investor relations costs, along with corporate salaries and related facility costs.

Our Results of Operations

Year ended December 31, 2003 compared with year ended December 31, 2002

Revenues

Revenues from continuing operations were $2,489,000 for the year ended December 31, 2003 as compared to revenues from continuing operations of $3,543,000 for the year ended December 31, 2002, representing a decrease of $1,054,000 or 30%.  This decease in revenues in 2003 was primarily due to fewer Training Programs related to our bariatric surgery preceptorships along with lower contract revenues and offset by an increase in vitamin sales.  Only one customer exceeded 10% or more of total revenues for the year ended December 31, 2003 and those revenues represented 37%.

Costs and expenses

	2002	2003
Cost of revenues	$797,528	$574,599
Sales and marketing	2,138,639	1,755,215
General and administrative	1,082,003	1,226,145

Total costs and expenses	$4,018,170	3,555,959

Cost of revenues.  Our cost of revenues were $575,000 and $798,000 for the years ended December 31, 2003 and 2002, respectively.  Our gross margins were 77% for both years.  Cost of revenues includes costs associated with the manufacturing of our vitamins and direct cost associated with consulting and training services.  Our gross margins are expected to fluctuate in the future due to product mix.

Sales and marketing expenses.  Our sales and marketing expenses were $1,755,000 and $2,139,000 for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $384,000 or 18%.  The decrease in sales and marketing expenses during 2003 was primarily attributable to lower consulting services as well as lower promotional and advertising expenses.  We do however, expect a steady increase in sales and marketing expenses during 2004 as we ramp up our field activities for the obesity surgery market.

General and administrative expenses.  Our general and administrative expenses were $1,226,000 and $1,082,000 for the years ended December 31, 2003 and 2002, respectively, representing an increase of $144,000 or 13%.  The increase in general and administrative expenses during 2003 was primarily attributable to increased professional services for legal and audit.  We expect our general and administrative expenses to increase in future years to support our business growth efforts.

Other income and losses

Interest income. Our net interest income was $32,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 was due primarily to interest recorded on notes receivable from stockholders, partially offset by decreasing average cash balances and lower interest rates.

Loss from discontinued operations

	2002	2003
Revenue	$7,563,247	$6,220,091

Cost of revenues	5,191,353	4,610,239
Research and development	1,709,534	1,177,656
Sales and marketing	551,393	323,177
General and administrative	800,257	1,123,270

Total costs and expenses	8,252,537	7,234,342

Loss from discontinued operations	$(689,290)	$(1,014,251)

Revenues.  The decrease in revenues from $7,563,000 for the year ended December 31, 2002 to $6,220,000 in December 31, 2003 was primarily due to a $1,000,000 write off associated with the bankruptcy of a customer and a decrease in camera sales to our original equipment manufacturer customers.

Cost of revenues.  Our cost of revenues were $4,610,000 and $5,191,000 for the years ended December 31, 2003 and 2002, respectively.  Our gross margins were 26% and 31% for the years ended December 31, 2003 and 2002, respectively.  The decrease in gross margin was primarily due to lower sales of higher margin equipment.

Research and development.  Our research and development expenses were $1,178,000 and $1,709,000 for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $532,000 or 31%.  The decrease in research and development expenses during 2003 was primarily attributable to higher spending on the next generation product development in 2002 as compared to 2003.

Sales and marketing.  The decrease in sales and marketing expense from $551,000 in 2002 to $323,000 in 2003 was primarily due to a reduced selling and marketing effort in the sale of equipment.

General and administrative.  The increase in general and administrative expenses from $800,000 in 2002 to $1,123,000 in 2003 was due to higher professional fees.

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

Year ended December 31, 2002 compared with year ended December 31, 2001

Revenues

Revenues from continuing operations for the year ended December 31, 2002 were $3,543,000.  2002 was the first year of reporting revenues from our obesity surgery services market.  Prior to 2001, our revenues, and related expenses, for the obesity surgery services market were included in our Visualization Technology business as part and parcel of the sale of visualization technology equipment.  It was not until 2002 that we recognized the obesity surgery services market as a viable stand-alone business without the need for technology.  Revenues for 2002 were generated from consulting and training services, from sales of vitamins and from contract revenue associated with our supply and promotional agreement with Ethicon Endo-Surgery, Inc.  Only one customer exceeded 10% or more of total revenues for the year ended December 31, 2002 and those revenues represented 28%.

Costs and expenses

Cost of revenues.  Our cost of revenues was $798,000 for the year ended December 31, 2002.  Our gross margin was 77% for the year.  Cost of revenues includes costs associated with the manufacturing of our vitamins and direct cost associated with consulting and training services.

Sales and marketing expenses.  Our sales and marketing expenses were $2,139,000 for the year ended December 31, 2002.  Sales and marketing expenses include costs for staffing the sales and marketing effort and related advertising and promotions expenses associated with obtain and maintaining existing customers in the obesity surgery services market.

General and administrative expenses.  Our general and administrative expenses were $1,082,000 for the year ended December 31, 2002.  These expenses represent the costs associated with providing support to the obesity surgery services market and being a public company.

Other income and losses

Interest income. Our net interest income was $17,000 and $70,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in 2002 was due primarily to decreasing average cash balances and lower interest rates.

Loss from discontinued operations

	2001	2002
Revenue	$9,326,490	$7,563,247

Cost of revenues	6,405,340	5,191,353
Research and development	1,945,433	1,709,534
Sales and marketing	2,237,108	551,393
General and administrative	1,027,520	800,257

Total costs and expenses	11,615,401	8,252,537

Loss from discontinued operations	$(2,288,911)	$(689,290)

Revenue.  We had revenues from product sales and contract revenue of $7,563,000 for the year ended December 31, 2002 and product sales and contract revenue of $9,326,000 for the year ended December 31, 2001.  The decrease in revenue is primarily due to separating the bariatric services business from the technology business for all of 2002. This decrease was offset by having received during 2003 $500,000 more in contract revenue under our agreement with Ethicon Endo-Surgery, Inc. than in 2001.  Sales to individual customers exceeding 10% or more of revenues in the years ended December 31, were as follows:  during 2002, one customer accounted for 14% of revenues, and during 2001, three customers accounted for 22%, 18% and 10% of revenues, respectively.

Cost of revenues.  Our cost of revenues were $5,191,000 and $6,405,000 for the years ended December 31, 2002 and 2001, respectively.  Our gross margins for both years was 31%, however the gross margin from product sales in 2002 would have been 21%

as compared to 27% for 2001 when adjusting revenues for contract revenue, which had no related cost of revenues. This decrease in gross margins is a result of separating the higher margin bariatric services business from the technology business.

Research and development expenses.  Our research and development expenses were $1,709,000 and $1,945,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease in research and development expenses during 2002 was primarily attributable to significant development work completed on the next generation product.  Since 2000, the Company’s principal development efforts have focused on new products and services within the surgical obesity market.  Approximately $600,000 of the $1,709,000 in research and development expenses was spent on the next generation Head Mounted Display that started shipping in the fourth quarter of 2002.  There were no other individually significant research projects.  The Company’s future spending on research and development will be focused on further expansion of LBS peripheral products and services and development of the next generation Head Mounted Display.

Sales and marketing expenses.  Our sales and marketing expenses were $551,000 and $2,237,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease in sales and marketing expenses during 2002 reflects a total shift in focus of the sales and marketing effort from technology to field activities and infrastructure for the obesity surgery market.

General and administrative expenses.  Our general and administrative expenses were $800,000 and $1,027,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease during 2002 was primarily due to lower personnel and related costs, depreciation and facility charges.

Liquidity and Capital Resources

Our principal sources of liquidity have been funds raised from public and private placements of our capital stock and, to a lesser degree, cash flows generated from operations.  At December 31, 2003, we had cash, cash equivalents and short-term investments of $636,000.  In addition, in February 2004, we raised $588,000 through a private placement of common stock and in May 2004 we raised an additional $4,545,000 through a separate private placement of common stock.

Net cash used in operating activities was approximately $1,321,000, $542,000 and $1,642,000 in 2003, 2002 and 2001, respectively.  The increase in net cash used in operating activities during 2003 compared to 2002 was primarily attributable to increasing net losses due to lower revenues and an increase in the change in assets and liabilities related to discontinued operations.  The decrease in net cash used in operating activities during 2002 compared to 2001 was primarily attributable to decreasing net losses due to the recognition of revenues from our obesity surgery services market in 2002 as a stand-alone business.

Net cash provided from investing activities was approximately $163,000 and $128,000 in 2003 and 2002, respectively, and cash used in 2001 for investing activities was $172,000.  The increase in cash provided from investing activities in 2003 was primarily attributable to maturities of short-term investments, partially offset by increased purchases of property and equipment.  The increase in net cash provided by investing activities in 2002 compared to 2001 was primarily attributable to maturities of short-term investments.

Cash flows from financing activities were $1,150,000, $71,000 and $25,000 in 2003, 2002 and 2001, respectively.  The cash flows from financing activities in 2003 were primarily attributable to proceeds from a private placement of preferred stock for approximately $950,000 and short term bank borrowings of $200,000.The cash flows from financing activities in 2002 and 2001 were primarily attributable to proceeds from purchase of stock by employees through our employee stock purchase plan and the exercise of stock options.

We incurred operating losses in 2001, 2002 and 2003, and at December 31, 2003, had an accumulated deficit of $68.1 million.  At December 31, 2003, we had cash and short-term investments of $636,000.  In February 2004, we sold $588,000 of common stock in a private placement and in May 2004, we sold an additional $4,545,000 of common stock in a separate private placement.   In addition, we have amounts available under a $2.0 million bank line of credit facility, which expires in October 2004 and is subject to annual renewals.  We believe that these sources of liquidity, together with anticipated 2004 product revenues and interest income, will not be sufficient to operate our business beyond June 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding.  However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Borrowing Arrangements

In October 2001, we secured a $2,000,000 line of credit Facility (the Facility) with a bank for one year with automatic yearly renewals.  The current line of credit agreement expires in October 2004.  The Facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2% (4.5% at December 31, 2003).  Borrowings under the Facility are limited to 80% of qualified accounts receivable.  At December 31, 2003, there was $200,000 of borrowings outstanding , and $730,000 available under the Facility.  It is unlikely that we will be able to draw on this credit facility since the amounts receivable from Viking related to the sale of the Visualization Technology business will not be considered qualified accounts receivable.

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

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements other than the operating lease commitments described above.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs.  In December 2003, the FASB issued a revision of Interpretation No. 46 (the Revised Interpretation 46). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

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

We have a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% at December 31, 2003.  At December 31, 2003, we had $200,000 in advances outstanding under this credit facility.  If we were to draw under this facility, changes in interest rates would affect the interest expense we would pay and could impact our cash flows and results of operations.  The maturity date of this credit facility is October 2004.

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position				Long-Term Compensation Awards
				Securities
		Annual Compensation		Underlying	All Other
	Year	Salary(1)(2)	Bonus	Options/SARS (#)	Compensation
John R. Lyon	2001	$208,200	10,000	—	—
President, Chief Executive Officer and	2002	214,446	—	35,000	—
Director	2003	214,446	45,000	—	—

John (Jed) Kennedy	2001	190,000	10,000	—	—
Executive Vice President and Chief	2002	195,700	—	25,000	—
Operating Officer	2003	195,700	—	—	—

Stephen A. Gorgol	2001	120,000	10,000	20,000	—
Chief Financial Officer, Vice President	2002	138,000	—	—	—
of Finance and Secretary	2003	138,000	—	10,000	—

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

We granted no stock appreciation rights (“SARs”) to Named Executive Officers during 2003.

OPTION GRANTS IN LAST FISCAL YEAR

Potential Realizable
	Individual Grants				Value at Assumed
	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price Per	Expiration	Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Granted(3)	Fiscal Year	Share(1)	Date	5%	10%
John R. Lyon	—	—	—
John (Jed)Kennedy	—	—
Dr. Michael Owens	60,000	32%	$1.84	09/08/2013	$69,430	$175,949
Stephen A. Gorgol	—	—

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options At December 31, 2003(3)
	Exercise (#)	Realized(1)	Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
John R. Lyon	—	—	96,568	17,431	$2,888	$0
John (Jed) Kennedy	—	—	43,714	14,286	0	0
Dr. Michael Owens	—	—	5,000	55,000	0	0
Stephen A. Gorgol	—	—	30,861	16,639	0	0

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

Name and Address of Beneficial Owner	Number of Shares	Percentage Beneficially Owned(1)
Funds advised by Domain Associates (2) One Palmer Square Princeton, NJ 08542	1,050,525	17.5%
SBIC Partners, L.P.(4) 201 Main Street, Suite 2302 Fort Worth, TX 76102	822,194	13.7%
Vectra Partners LLC	631,579	10.5%
James C. Blair(3)	1,057,921	17.6%
Scott R. Pancoast(5)	635,017	10.5%
Daniel J. Holland(6)	173,999	2.9%
John R. Lyon(7)	161,561	2.7%
Dr. Michael Owens(8)	13,333	*
John Kennedy(9)	58,068	*
Larry Osterink(10)	42,271	*
Stephen Gorgol(11)	43,325	*
George B. Dehuff(12)	12,222	*
All directors and executive officers as a group (9 persons)(13)	2,203,757	36.7%

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

Item 14.                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP for fiscal 2003 and 2002.

	2003	2002
Audit Fees(1)	$96,000	$88,500
Audit-Related Fees(2)	5,500	6,500
Tax Fees(3)	7,500	6,500
All other Fees(4)	—	—
Total	$109,000	$101,500

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

(3)                                  For fiscal 2003 and 2002 tax fees principally included tax compliance fees.

(4)                                  All other fees principally include miscellaneous consulting services, of which there were none.

PART IV

Item 15.                                                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2002 and 2003
Consolidated Statements of Operations for the years ended December 31, 2001, 2002, and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts

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

10.17(2)	Standby Letter of Credit from Silicon Valley Bank, dated August 9, 1996.
10.18(2)	1995 Stock Option Plan.
10.19(2)	1995 Stock Option Plan Form of Notice of Grant.
10.20(2)	1995 Stock Option Plan Form of Stock Option Agreement.
10.21(2)	1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(2)	1997 Stock Option/Stock Issuance Plan, as amended.
10.23(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.25(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.26(2)	1997 Employee Stock Purchase Plan.
10.27(2)	Form of Indemnification Agreement between us and each of our directors.
10.28(2)	Form of Indemnification Agreement between us and each of our officers.
10.29(2)	Form of Waiver of Registration Rights, dated February 28, 1997.
10.30(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.31(2)	Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.32(4)	Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.33(4)	Second Amendment to the Amended and Restated Investor’s Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.38(5)	Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.39(6)	Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.40(7)	Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.41(7)	Employment Agreement with John Lyon dated December 28, 1998.
10.42(7)	Employment Agreement with Koichiro Hori dated December 28, 1998.
10.43(7)	Employment Agreement with Allen Newman dated December 28, 1998.
10.44(7)	Employment Agreement with Robert De Vaere dated December 28, 1998.
10.45(7)	Fifth Amendment to Lease dated April 30, 1999.
10.46(7)	Sofamor Danek letter Amendment dated April 1999.
10.47(9)	Agreement with John Lyon dated July 20, 1999.
10.48(9)	Agreement with Koichiro Hori dated July 20, 1999.
10.49(9)	Agreement with Allen Newman dated July 20, 1999.
10.50(9)	Agreement with Robert De Vaere dated July 20, 1999.
10.51*(10)	Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
10.52(11)	Termination Agreement with Medtronic, Inc., dated March 27, 2000.
10.53(11)	Transition Agreement with Medtronic,Inc., dated March 27, 2000.
10.54(11)	Common Stock purchase Agreement with John Kennedy, dated as of August 2, 2000.
10.55(12)	Amendment Two to Industrial Real Estate Lease with Ocean Pacific Tech Centre, dated January 30, 2001.
10.56(12)	Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.

10.57(12)	Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
10.58*(13)	Exclusive Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc., dated as of June 22, 2001.
10.59(16)	Asset Purchase Agreement with Viking Systems, Inc. dated as of December 22, 2003.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VISTA MEDICAL TECHNOLOGIES, INC.

Date: September 29, 2004	By:	/s/ John R. Lyon
John R. Lyon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John R. Lyon	President, Chief Executive Officer,	September 29, 2004
(John R. Lyon)	Chairman of the Board and Director (Principal Executive Officer)

/s/ Howard Sampson	Vice President of Finance and	September 29, 2004
(Howard Sampson)	Chief Financial Officer (Principal Financial and Accounting Officer)

*	Director	September 29, 2004
(George B. DeHuff)

*	Director	September 29, 2004
(James D. Durham)

*	Director	September 29, 2004
(James Hornthal)

*	Director	September 29, 2004
(Michael Owens)

*	Director	September 29, 2004
(Scott Pancoast)

*	Director	September 29, 2004
(C. Fred Toney)

*	By:	/s/ John R. Lyon
John R. Lyon
Attorney-in-Fact

Vista Medical Technologies, Inc.

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

September 22, 2004

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2002	2003
	Restated	Restated
ASSETS

Current assets:
Cash and cash equivalents	$457,052	$448,943
Short-term investments	372,320	187,209
Accounts receivable	647,884	286,152
Inventories	57,421	45,275
Net assets related to discontinued operations	2,579,576	1,881,237
Other current assets	60,148	108,322
Total current assets	4,174,401	2,957,138
Property and equipment, net	7,757	34,023
Total Assets	$4,182,158	$2,991,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$177,189	$141,631
Current portion of capital leases	—	16,517
Short-term bank borrowings	—	200,000
Accrued compensation	109,618	134,156
Deferred revenue	494,167	442,500
Liabilities related to discontinued operations	1,031,480	755,550
Accrued liabilities	288,747	174,019
Total current liabilities	2,101,201	1,864,373
Long- term portion of capital leases	—	18,624
TOTAL LIABILITIES	2,101,201	1,882,997
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none in 2002 and 1,000,000 in 2003 (Liquidation Value of $3,800,000)	—	1,068,686
Common stock, $.01 par value:
Authorized shares – 35,000,000
Issued and outstanding shares – 5,001,749 in 2002 and 5,007,918 in 2003	50,018	50,079
Additional paid-in capital	68,079,861	68,111,244
Notes receivable from stockholders	(78,375)	—
Deferred compensation	(45,947)	(29,856)
Accumulated deficit	(65,924,600)	(68,091,989)
Total stockholders’ equity	2,080,957	1,108,164

Total liabilities and stockholders’ equity	$4,182,158	$2,991,161

SEE ACCOMPANYING NOTE

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2001	2002	2003
	Restated	Restated	Restated

Revenues	$—	$3,542,883	$2,489,117
Cost and expenses:
Cost of revenues	—	797,528	574,599
Sales and marketing	—	2,138,639	1,755,215
General and administrative	1,003,397	1,082,003	1,226,145
Total costs and expenses	1,003,397	4,018,170	3,555,959
Loss from operations	(1,003,397)	(475,287)	(1,066,842)
Other income, net	69,879	17,426	32,390
Net loss from continuing operations	(933,518)	(457,861)	(1,034,452)
Loss from discontinued operations	(2,288,911)	(689,290)	(1,014,251)
Net loss	$(3,222,429)	$(1,147,151)	$(2,048,703)
Less- Accretion of dividends on preferred stock	—	—	(118,686)
Net loss applicable to common stockholders	$(3,222,429)	$(1,147,151)	$(2,167,387)

Net loss per share basic and diluted:
Continuing operations	$(0.19)	$(0.09)	$(0.23)
Discontinued operations	$(0.47)	$(0.14)	$(0.20)
Basic and diluted loss per share applicable to common stockholders	$(0.66)	$(0.23)	$(0.43)

Shares used in computing basic and diluted net loss per share	4,906,197	4,968,519	5,004,126

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	NOTES RECEIVABLE FROM	DEFERRED	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STOCKHOLDERS	COMPENSATION	DEFICIT	TOTAL
Balance at December 31, 2000		$	4,897,342	$48,973	$68,003,535	$(78,375)	$(267,951)	$(61,555,020)	$6,151,162

Exercise of stock options for cash			4,325	43	3,438				3,481
Issuance of stock under employee stock purchase plan			11,364	114	21,295				21,409
Forfeitures of non employee stock options					(21,387)		21,387		––
Deferred compensation- issuance of options to consultants					99,900		(99,900)		––
Amortization of deferred compensation					274,787		274,787
Recapture of deferred compensation					(132,694)		(4,628)		(137,322)
Net loss								(3,222,429)	(3,222,429)

Balance at December 31, 2001	––	––	4,913,031	49,130	$67,974,087	(78,375)	(76,305)	(64,777,449)	3,091,088

Exercise of stock options and warrants for cash			64,808	649	34,982				35,631
Issuance of stock under employee stock purchase plan			23,910	239	34,792				35,031
Deferred compensation- issuance of options to consultants					36,000		(36,000)		––
Amortization of deferred compensation							66,358		66,358
Net loss								(1,147,151)	(1,147,151)

Balance at December 31, 2002	––	––	5,001,749	50,018	68,079,861	(78,375)	(45,947)	(65,924,600)	2,080,957

Exercise of stock options for cash			1,333	13	1,986				1,999
Issuance of stock under employee stock purchase plan			4,836	48	6,397				6,445
Deferred compensation - issuance of options to consultants					23,000		(23,000)		––
Amortization of deferred compensation							39,091		39,091
Issuance of stock – Series A preferred stock financing	1,000,000	950,000							950,000
Forgiveness of notes receivable						78,375			78,375
Accretion of Preferred Stock dividends		118,686						(118,686)	—
Net loss								(2,048,703)	(2,048,703)
Balance at December 31, 2003	1,000,000	$1,068,686	5,007,918	$50,079	$68,111,244	$––	$(29,856)	$(68,091,989)	$1,108,164

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2001	2002	2003
	Restated	Restated	Restated
OPERATING ACTIVITIES
Net loss from continuing operations	$(933,518)	$(457,861)	$(1,034,452)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	—	8,488	39,264
Forgiveness of notes receivable	—	—	78,375
Amortization of deferred compensation	137,462	66,358	39,091
Changes in operating assets and liabilities:
Accounts receivable	—	(647,884)	361,732
Inventories, net	—	(57,421)	12,146
Other current assets	—	(60,148)	(48,174)
Accounts payable	—	177,189	(35,558)
Accrued compensation	—	109,618	24,538
Deferred revenue	—	494,167	(51,667)
Accrued liabilities	—	288,747	(114,728)
Net cash used in continuing operating activities	(796,056)	(78,747)	(729,433)
Loss from discontinued operations	(2,288,911)	(689,290)	(1,014,251)
Changes in assets and liabilities related to discontinued operations	1,443,249	225,590	422,409
Net cash used in discontinued operations	(845,662)	(463,700)	(591,842)
Net cash flows used in operating activities	(1,641,718)	(542,447)	(1,321,275)
INVESTING ACTIVITIES
Purchases (maturities) of short-term investments	(171,631)	144,535	185,111
Purchase of property and equipment	—	(16,245)	(22,375)
Net cash flows (used in) provided by investing activities	(171,631)	128,290	162,736
FINANCING ACTIVITIES
Issuance of common stock, net	24,890	70,662	8,444
Issuance of Series A preferred stock	—	—	950,000
Short term bank borrowings	—	—	200,000
Payments on capital leases	—	—	(8,014)
Net cash flows provided by financing activities	24,890	70,662	1,150,430
Net decrease in cash and cash equivalents	(1,788,459)	(343,495)	(8,109)
Cash and cash equivalents at beginning of year	2,589,006	800,547	457,052
Cash and cash equivalents at end of year	$800,547	$457,052	$448,943
Non-cash transactions:
Acquisition of equipment through capital leases	$—	$23,514	$43,141
Accretion of cumulative dividends on preferred stock	—	—	$118,686
Supplementary cash flow information:
Interest paid	$—	$—	$4,992

SEE ACCOMPANYING NOTES

Vista Medical Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Vista Medical Technologies, Inc., through its wholly owned subsidiary VOW Solutions, Inc. is exclusively focused on the disease state management of morbid obesity.

We previously conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (now our disease state management of morbid obesity business operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program. We also offer systems, consulting and program management services, which enable the efficient operation of obesity surgery programs.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business unit to Viking Systems, Inc. (“Viking”).  This sale was completed on April 15, 2004.  These consolidated financial statements have been restated for all periods presented to reflect the Visualization Technology business as a discontinued operation.  Refer to our Proxy Statement filed with the SEC on March 25, 2004 for further details of the transaction.

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

The Company incurred operating losses in 2001, 2002 and 2003, and at December 31, 2003, had an accumulated deficit of $68.1 million.  At December 31, 2003, the Company had cash, cash equivalents and short-term investments of $636,000.  In February 2004, the Company sold $588,000 of common stock in a private placement to several investors.   In addition, the Company has amounts available under a $2.0 million bank line of credit facility, which expires in October 2004 and is subject to annual renewals.  The Company believes that these sources of liquidity, together with anticipated 2004 product revenues and interest income, will not be sufficient to meet its anticipated capital requirements through January 2005.    These factors raise substantial doubt about the Company’s ability to continue as a going concern.   Management is pursuing several alternatives to address this situation, including raising additional funding and the sale of the Visualization Technology business.    Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products.  In addition, increases in expenses or delays in product development may adversely impact the Company’s cash position and require further cost reductions.  No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

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

Revenue generated from our disease state management of morbid obesity business are recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable.  Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is deemed probable

The Company receives semiannual payments as a result of fulfilling certain obligations related to its strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that the Company has complied with all contractual obligations.

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

INVENTORIES

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and include finished goods inventory at December 31, 2002 and 2003.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and include office computers, furniture and equipment at December 31, 2002 and 2003. The Company provides for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally two to five years.  Depreciation expense related to continuing operations for the years ended 2001, 2002 and 2003 was $0, $8,488 and $39,264, respectively.

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

COMPREHENSIVE INCOME  (LOSS)

Comprehensive income  (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. For the years ended December 31, 2001, 2002 and 2003, the Company had no items of comprehensive income (loss) other than its net loss.

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

NEW ACCOUNTING STANDARDS

In January 2003 FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE passes specific characteristics. It also requires additional disclosures for parties involved with VIEs.  In December 2003, the FASB issued a revision of Interpretation No. 46 (the Revised Interpretation 46). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Accordingly, the Company will adopt Revised Interpretation No. 46 effective the first quarter 2004 and does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

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

3. CREDIT AGREEMENT

In October 2001, the Company secured a $2,000,000 line of credit Facility (the Facility) with a bank for one year with automatic yearly renewals.  The current line of credit agreement expires in October 2004.  The Facility is secured by qualified accounts receivable and bears interest at the rate of prime plus 2% (4.5% at December 31, 2003).  Borrowings under the Facility are limited to 80% of qualified accounts receivable.  At December 31, 2003, there was $200,000 of borrowings outstanding, and $730,000 available under the Facility. It is unlikely that we will be able to draw on this Facility since the amounts receivable from Viking related to the sale of the Visualization Technology business will not be considered qualified accounts receivable.

4.  COMMITMENTS

At December 31, 2003, the Company is obligated under an operating lease, principally related to real estate.  Additionally, the Company is obligated under capital leases related to computer hardware.  The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2003:

YEAR ENDING DECEMBER 31,	Operating Leases	Capital Leases
2004	$223,125	$30,422
2005	18,624	20,530
2006	—	5,572
	$265,588	$56,524
Less – Amounts representing interest		(21,283)
Principal capital lease obligation		$35,141

At December 31, 2002 and 2003, the Company had equipment under capital leases with costs of $23,514 and $72,687, respectively and accumulated depreciation of $9,502 and $41,163, respectively.

Rent expense related to continuing operations was $124,000, $128,000 and $104,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

5. STOCKHOLDERS’ EQUITY

COMMON STOCK RESERVED

At December 31, 2003, the Company has reserved the following shares of common stock for future issuance:

Conversion of Series A Convertible Preferred Stock	1,000,000
Exercise of outstanding and unissued stock options	985,865
Available for issuance under the 1997 Employee Stock Purchase Plan	62,758

2,048,623

PREFERRED STOCK

On March 3, 2003 the Company sold 1,000,000 shares of newly issued Series A Convertible Preferred Stock (Series A Stock) to two accredited investors through a private placement for gross proceeds of $950,000. The shares are convertible at any time into common shares on a one-for-one basis, subject to adjustment, accrue annual dividends, payable only if and when declared by the Company at the rate of $.01425 per share and have a liquidation value of $3,800,000 plus unpaid dividends. Although the shares are redeemable only at the option of the Company, the Series A Stockholders will be entitled to a cash dividend of 15% per annum if specified redemptions are not effected within one year of the occurrence of certain events, including a sale of substantial assets or change of control.  Accordingly, the Company recorded accretion of preferred stock dividends in the amount of $118,686 during 2003.  If redeemed, the redemption amount would be at prices of $2.67 to $2.90 per share. As long as the Series A Stock is outstanding, the Company will require the approval of the Series A Stockholders to undertake various actions including a) sell common shares for less than $2.00 per share, b) revise terms of corporate governance, c) exceed certain capital expenditure limits, or d) expand current stock option plans. The Series A Stockholders will also have the right to elect two directors to the Board of Directors after June 1, 2004.

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

The following tables summarizes stock option activity under all option plans:

	NUMBER OF SHARES	PRICE PER SHARE				WEIGHTED AVERAGE PRICE PER SHARE

Balance at December 31, 2000	552,910		$.80	-	$57.50	$6.20
Granted	61,250		$3.48	-	$5.87	$4.23
Exercised	(4,352)		$.80	-	$.80	$0.80
Canceled	(45,678)		$.80	-	$57.50	$12.90

Balance at December 31, 2001	564,130		$.80	-	$57.50	$5.50
Granted	183,700		$3.12	-	$4.00	$3.76
Exercised	(15,003)	$	. 80		$2.50	$2 .24
Canceled	(43,499)		$2.50	-	$45.25	$19.09

Balance at December 31, 2002	689,328		$.80	-	$57.50	$4.25
Granted	185,050		$89	-	$1.84	$1.56
Exercised	(1,333)		$1.50	-	$1.50	$1.50
Canceled	(66,759)		$.89	-	$39.50	$5.13

Balance at December 31, 2003	806,286		$.80	-	$57.50	$3.56

			OUTSTANDING STOCK OPTIONS			EXERCISABLE STOCK OPTIONS
RANGE OF EXERCISE PRICE			SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (MONTHS)	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE

$.80	-	$2.50	468,251	89	$1.57	319,955	$1.51
$3.00	-	$4.13	250,924	101	$3.64	175,134	$3.62
$4.62	-	$6.12	41,111	88	$4.96	38,465	$4.97
$9.00	-	$9.75	21,125	70	$9.31	21,450	$9.31
		$20.25	10,000	65	$20.25	10,500	$20.25
$39.50	-	$45.50	13,875	56	$40.50	14,125	$40.58
		$57.50	1,000	57	$57.50	1,000	$57.50
			806,286	63	$3.56	580,629	$4.05

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

6. INCOME TAXES

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

At December 31, 2003, the Company has federal and state tax net operating loss carryforwards of approximately $55,588,000 and $30,388,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $15,671,000 of the state tax loss carryforwards expired in 2003, and will continue to expire in future periods unless previously utilized. At December 31, 2003, the Company also has federal and state research tax credit carryforwards of approximately $2,248,000 and $902,000, respectively, which will begin to expire in 2010 unless previously utilized.  The Company has retained the federal and state tax loss carryforwards and other tax attributes of the Visualization Technology business.

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

7. RELATED PARTY TRANSACTION

The Company has a sublease agreement for its California office space.  The sublease agreement has been executed with another company, of which Vista’s Chairman of the Board is also a Director.  Total rental payments of $104,500 were paid to this company in 2003.

8.  SUBSEQUENT EVENTS

In February 2004, the Company sold 439,000 shares of common stock in a private placement for gross proceeds of $588,000.  Additionally, 219,500 warrants to purchase common stock were issued to the investors at an exercise price of $1.97 per share.

We received notification on March 1, 2004 of a Nasdaq Staff Determination indicating that we fail to comply with the Stockholders’ Equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which stayed the delisting of our common stock pending the Panel’s decision.  On May 7, 2004 we received a decision from the Nasdaq Listing Qualifications Panel to continue the listing of our common stock on the Nasdaq SmallCap Market pursuant to the following exceptions:  On or about June 1, 2004 we must have made a public filing with the SEC and Nasdaq including disclosure that we raised at least $3,600,000 in additional equity, net of expenses, as well as a description of the completed event or transaction(s) that enabled us to satisfy the $2,500,000 shareholders’ equity requirements; an affirmative statement that, as of the date of the report, we believe we have regained compliance with the $2,500,000 shareholders’ equity requirement based upon the event or transaction(s) referenced therein; and a disclosure that the Panel will continue to monitor our ongoing compliance with the minimum shareholders’ equity threshold until we have evidenced compliance with that requirement via a publicly filed balance sheet and demonstrated an ability to sustain compliance with the minimum shareholders’ equity requirement over the long term.  With the closing of our recent financing, we achieved these requirements and made the required filings. In addition, on or before August 16, and November 15, 2004 we must file Forms 10-Q for the quarters ending June 30, and September 30, 2004, respectively, with the SEC and Nasdaq, evidencing our continued compliance with the $2,500,000 shareholders’ equity requirement.  In order to fully comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market.  If we are unable to do so, our securities will be delisted from the Nasdaq SmallCap Market..

In May 2004 we sold to a group of accredited investors 5,454,544 units of our securities for $0.85 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4,545,000, or $4,100,000 net of expenses.  The warrants are exercisable at a price of $0.95 per share and expire in May 2009.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 818,181 shares of our common stock.  545,454 of these warrants are exercisable at a price of $1.02 per share and the remaining 272,727 warrants are exercisable at a price of $0.95 per share.  The warrants expire in May 2009.

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

9. DISCONTINUED OPERATIONS

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

Our financial results for the years ended December 31, 2001, 2002 and 2003 have been reclassified to show the results of operations for the Visualization Technology business as a discontinued operation.  The operating results of the discontinued operations were as follows:

	Three Years Ended December 31,
	2001	2002	2003
Revenues	$9,326,490	$7,563,247	$6,220,091
Costs and Expenses
Cost of revenues	6,405,340	5,191,353	4,610,239
Research and development	1,945,433	1,709,534	1,177,656
Sales and marketing	2,237,108	551,393	323,177
General and administrative	1,027,520	800,257	1,123,270
Total cost and expenses	11,615,401	8,252,537	7,234,342
Loss from discontinued operations	$(2,288,911)	$(689,290)	$(1,014,251)

The equipment financing costs associated with the equipment sold to Viking has been included in discontinued operations.

The components of the net assets and liabilities of the discontinued operations were as follows:

	December 31,
	2002	2003
Assets
Accounts receivable	$1,022,596	$693,725
Inventory	1,435,857	1,113,932
Prepaid expense	48,388	66,144
Property and equipment, net	69,674	7,436
Patents	3,061	—
Total assets	$2,579,576	$1,881,237

Liabilities
Accounts payable	$759,517	$561,207
Current portion of capital leases	12,474	7,467
Accrued compensation	152,607	101,837
Deferred revenue	5,000	37,500
Accrued liabilities	95,101	47,539
Long term portion of capital leases	6,781	—
Total liabilities	$1,031,480	$755,550

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

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Restated quarterly results of operations for the years ended December 31, 2002 and 2003:

	2002
	March 31	June 30	September 30	December 31
Revenues	$910,002	$944,358	$722,376	$966,147
Cost of revenues	192,691	205,978	202,039	196,822
Net loss from Continuing Operations	(201,045)	(154,448)	(254,510)	152,141
Net income (loss) from Discontinued Operations	(175,030)	(220,084)	(28,862)	(265,314)
Basic and diluted net loss per share
Continuing Operations	$(0.04)	$(0.04)	$(0.05)	$0.03
Discontinued Operations	$(0.04)	$(0.04)	$(0.01)	$(0.05)
Total	$(0.08)	$(0.08)	$(0.06)	$(0.02)

	2003
	March 31	June 30	September 30	December 31
Revenues	$668,274	$637,279	$750,635	$432,929
Cost of revenues	167,346	130,571	224,584	52,098
Net loss from Continuing Operations	(164,709)	(237,459)	(141,742)	(490,542)
Net income (loss) from Discontinued Operations	118,968	(220,845)	(555,834)	(356,540)
Basic and diluted net loss per share
Continuing Operations	$(0.03)	$(0.05)	$(0.03)	$(0.10)
Discontinued Operations	$0.02	$(0.04)	$(0.12)	$(0.08)
Total	$(0.01)	$(0.09)	$(0.15)	$(0.18)