Form 10-Q
period 2004-09-30
VISTA MEDICAL TECHNOLOGIES INC
filed 2004-11-15
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 10,939,817 shares of $.01 par value common stock outstanding.

VISTA MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Vista Medical Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,945,377	$448,943
Short-term investments	3,714	187,209
Accounts receivable	171,250	286,152
Due from Viking Systems, Inc.	334,430	—
Inventories	116,608	45,275
Assets related to discontinued operations	—	1,881,237
Other current assets	148,100	108,322
Total current assets	3,719,479	2,957,138
Property and equipment, net	36,004	34,023
Investment in equity securities of Viking Systems, Inc.	33,080	—
TOTAL ASSETS	$3,788,563	$2,991,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,662	$141,631
Current portion of capital lease obligations	16,246	16,517
Short term bank borrowings	—	200,000
Short term notes	81,616	—
Accrued compensation	93,745	134,156
Deferred revenue payments	156,250	442,500
Liabilities related to discontinued operations	—	755,550
Accrued liabilities	100,816	174,019
Total current liabilities	747,335	1,864,373

Total long term capital lease obligations	15,040	18,624

TOTAL LIABILITIES	762,375	1,882,997

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 5,000,000 Issued and outstanding shares - 915,000 at September 30, 2004 and1,000,000 at December 31, 2003 (Liquidation Value $3,477,000)	1,074,913	1,068,686
Common stock, $.01 par value: Authorized shares - 35,000,000 Issued and outstanding shares - 10,939,817 at September 30, 2004 and 5,007,918 at December 31, 2003	109,398	50,079
Additional paid-in capital	72,714,107	68,111,244
Deferred compensation	(10,770)	(29,856)
Accumulated deficit	(70,861,460)	(68,091,989)
Total stockholders’ equity	3,026,188	1,108,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,788,563	$2,991,161

See accompanying notes.

Vista Medical Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)

Revenues	$374,777	$750,635	$1,277,492	$2,056,188

Cost of revenues	45,177	224,584	324,958	522,501
Sales and marketing	619,364	404,527	1,728,592	1,207,020
General and administrative	507,780	262,510	1,090,377	905,360

Total cost and expenses	1,172,321	891,621	3,143,927	2,634,881

Loss from continuing operations	(797,544)	(140,986)	(1,866,435)	(578,693)

Interest income	11,374	1,593	16,814	38,186
Interest expense	(2,144)	(2,349)	(4,812)	(3,403)
Other expenses	(48,294)	—	(48,294)	—

Net loss from continuing operations	(836,608)	(141,742)	(1,902,727)	(543,910)

Loss from discontinued operations	—	(555,834)	(632,516)	(657,711)

Net loss	(836,608)	(697,576)	(2,535,243)	(1,201,621)

Accretion of preferred stock dividends	(32,865)	(35,918)	(103, 057)	(82,767)
Deemed dividend on redemption of preferred stock	—	—	(131,985)	—

Net loss applicable to common stockholders	$(869,473)	$(733,494)	$(2,770,285)	$(1,284,388)

Net loss per share basic and diluted:
Continuing operations	$(0.08)	$(0.04)	$(0.27)	$(0.13)
Discontinued operations	—	(0.11)	(0.08)	(0.13)

Basic and diluted loss per share applicable to common stockholders	$(0.08)	$(0.15)	$(0.35)	$(0.26)

Shares used in computing basic and diluted loss per share	10,905,871	5,003,471	7,973,058	5,002,620

See accompanying notes

Vista Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(Restated)
OPERATING ACTIVITIES
Net loss from continuing operations	$(2,535,243)	$(1,201,621)
Adjustments to reconcile net loss to net cash used for operating activities:
Noncash compensation expense	—	78,375
Depreciation and amortization	31,145	28,445
Amortization of deferred compensation	19,086	31,946
Changes in operating assets and liabilities:
Accounts receivable	114,902	547,161
Inventories	(71,333)	24,896
Other current assets	(39,778)	25,148
Accounts payable	157,031	(90,125)
Accrued compensation	(40,411)	23,330
Deferred revenue payments	(286,250)	(177,500)
Accrued liabilities	(73,203)	(183,961)
Changes in assets and liabilities related to discontinued operations	379,073	(275,904)
Net cash flows used for operating activities	(2,344,981)	(1,169,810)

INVESTING ACTIVITIES
Maturities of short-term investments	183,495	184,714
Purchases of property and equipment	(33,126)	(65,530)
Proceeds from sale of business	351,103	—
Net cash flows provided by investing activities	501,472	119,184

FINANCING ACTIVITIES
Issuance of common stock, net	4,662,182	6,444
Issuance of Series A preferred stock	—	950,000
Issuance of short term notes	114,262	—
Redemption of Series A preferred stock	(200,000)	—
Payment on short term notes	(32,646)	—
Payment on capital leases	(3,855)	37,167
Repayment of short term bank borrowings	(200,000)	—
Net cash flows provided by financing activities	4,339,943	993,611
Net increase (decrease) in cash and cash equivalents	2,496,434	(57,015)
Cash and cash equivalents at beginning of period	448,943	457,052
Cash and cash equivalents at end of period	$2,945,377	$400,037

Non Cash-transactions:
Accretion of dividends on preferred stock	$103,057	$82,767
Common shares of Viking Systems, Inc. received for the sale of Visualization Technologies business	$61,080	—
Common shares of Viking Systems, Inc. distributed to preferred stockholders	(28,000)	—
Net Investment	$33,080	—

See accompanying notes

VISTA MEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

1.                                       Basis of Presentation

The audited financial statements of Vista Medical Technologies, Inc and the notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission (“SEC”), contain additional information about us, our operations, and our financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-Q.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America , pursuant to the rules and regulations of the SEC, and certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, unless significant changes have taken place since the end of the most recent fiscal year.

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

2.                                       Discontinued Operations

On April 15, 2004 we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly.  Such restated financial statements have been filed with our Annual Report on Form 10-K/A.   Prior to the sale we conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us.  As a result, the value of the net assets sold ($746,614) is considered to be equal to the value of the net assets received and we are not allowed to recognize a gain at the time of the transaction.  The Viking consideration, exclusive of cash, is considered non-monetary because Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds to sustain its operations or fund its growth plan.  Additionally, there can be no assurance that Viking’s business will succeed.  As a result, all contractual amounts due us are at risk.  All proceeds received from Viking will be first credited against the Due from Viking account.  All proceeds in excess of that balance will be recorded as a gain from discontinued operations when received.  During the quarter ended September 30, 2004 we received from Viking $132,184 in proceeds from the sale of inventory by Viking.

Our financial results for the three months and nine months ended September 30, 2004 and 2003 have been restated to show the results of operations for the Visualization Technology business as a discontinued operation.  There were no discontinued operations activities for the three months ended September 30, 2004.  The operating results of the discontinued operations were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
Sales	$929,708	$1,227,672	$4,752,230
Costs and Expenses
Cost of sales	758,770	1,035,667	3,330,360
Research and development	397,740	330,014	949,921
Sales and marketing	116,017	78,678	233,479
General and administrative	212,015	415,529	895,181
Total cost and expenses	1,484,542	1,859,888	5,408,941
Interest expense	1,000	300	1,000
Loss from discontinued operations	$(555,834)	$(632,516)	$(657,711)

The equipment financing costs associated with the equipment sold to Viking has been included in discontinued operations.

The Company had a severance agreement with a former employee who became an employee of Viking upon the sale of the Visualization Technology business.  Under the agreement, the Company may be required to pay the employee one year’s compensation (approximately $200,000) if the employee is terminated under certain circumstances within 18 months following the sale of the business or prior to October 2005.  No provision for such payment has been included in the results of discontinued operations and will not be provided for until such payment is probable.

3.                                       Investment in equity securities of Viking Systems, Inc.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Note 2) that were traded on the pink sheets.  1,400,000 of these shares were used to obtain certain rights from our Series A holders (see Note 9).  The remaining 1,654,000 were valued as $0.02 per share or $33,080, which reflects fair value at the time of purchase which was also the carrying value at September 30, 2004.  In October 2004 the Viking shares began trading on the Over The Counter Bulletin Board and was quoted at $0.75 per share on October 28, 2004, however, there has been limited activity through November 11, 2004. The Company will evaluate whether this investment should be classified as available for sale during the fourth quarter of 2004.

4.                                       Segments

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

5.                                       Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and include only finished goods related to our disease state management of morbid obesity business.

6.                                       Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of potentially dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities.  Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 8) have been deducted from the net loss to arrive at net loss applicable to common stockholders. Potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of diluted common shares for the three and nine month periods ended September 30, 2004 include shares attributable to options to purchase up to 705,787 shares of common stock, 915,000 shares of preferred stock and warrants to purchase 3,764,953 shares of common stock.  For the three and nine month periods ended September 30, 2003, the potentially dilutive shares of Common stock that have been excluded from the calculation of weighted average number of diluted common shares include options to purchase up to 773,828 shares of common stock and 1,000,000 shares of preferred stock.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and nine month periods ended September 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	For three months ended September 30,
	2004	2003
Net Loss
As reported	$(836,608)	$(697,576)
Pro forma compensation expense	(65,575)	(52,372)
Pro forma SFAS No. 123 net loss	$(902,183)	$(749,948)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.14)
Pro forma	$(0.08)	$(0.15)

	For nine months ended September 30,
	2004	2003
Net Loss
As reported	$(2,535,243)	$(1,201,621)
Pro forma compensation expense	(193,436)	(167,101)
Pro forma SFAS No. 123 net loss	$(2,728,679)	$(1,368,722)
Basic and diluted net loss per share
As reported	$(0.32)	$(0.24)
Pro forma	$(0.34)	$(0.27)

8.                                       Stockholders’ Equity

Preferred Stock

In March 2003 the Company authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, the Company must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of equity securities.  Additionally, for so long as Series A Shares remain outstanding beyond April 2004, the holders of Series A Shares will be entitled to elect the greater of (i) two members of the Company’s Board of Directors or (ii) twenty-five percent (25%) of the total members of the Company’s Board of Directors.

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

In February 2004 our subsidiary VOW Solutions, Inc. (“VOW”), adopted the VOW Solutions, Inc. 2004 Stock Option/Stock Issuance Plan (the “VOW Plan”) for the benefit of VOW’s eligible employees, consultants, and directors. The VOW Plan initially reserved 150,000 shares of common stock of VOW for issuance upon the exercise of stock options.  Under the terms of the VOW Plan, nonqualified and incentive stock options may be granted at prices not less than 85% and 100% of the fair value on the date of grant, respectively. Options are typically immediately exercisable and generally vest over a four year period from the date of grant. Unvested common shares obtained upon early exercise of options are subject to repurchase by VOW at the original issue price. As of September 30, 2004, options to purchase up to an aggregate of 112,500 shares of common stock had been issued under the VOW Plan, none of which had been exercised. VOW had 1,000,000 shares of common stock outstanding as of September 30, 2004.

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

9.             Subsequent Event

                In October 20, 2004 at a special meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance Plan from 1,092,500 to 2,592,500.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE “RISKS AND UNCERTAINTIES” SECTION BELOW.  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, OUR 2003 ANNUAL REPORT ON FORM 10-K/A AND OUR OTHER DISCLOSURE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                Overview of our business

Vista Medical Technologies, Inc., through its wholly owned subsidiary VOW Solutions, Inc. is exclusively focused on the disease state management of morbid obesity.

We previously conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (now our disease state management of morbid obesity business operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  Our services include management of our original product offering, the Laparoscopic Bariatric Surgery Preceptorship, a comprehensive introduction to starting a minimally invasive gastric bypass surgical program. We also offer systems, consulting and program management services, which enable the efficient operation of obesity surgery programs.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provided information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.  On December 22, 2003 we signed an agreement to sell the Visualization Technology business unit to Viking Systems, Inc. (“Viking”).  This sale was completed on April 15, 2004.  Refer to our Proxy Satement filed with the SEC on March 25, 2004 for further details of the transaction.

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

In August 2004 we announced the signing of the first full management contract for a VOW Center, which covers the launch and ongoing management of an obesity surgery program.  The agreement is a 3-year renewable contract with Pioneers Memorial Healthcare District of Brawley, CA.

In October 20, 2004 at a special meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance Plan from 1,092,500 to 2,592,500.

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

We have received semiannual payments as a result of fulfilling certain obligations related to our strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that we have complied with all contractual obligations.  No further payments from EES are required under the current agreement.

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

Investment in Equity Securities of Viking Systems, Inc.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Note 2) that were traded on the pink sheets.  1,400,000 of these shares were used to obtain certain rights from our Series A holders (see Note 9).  The remaining 1,654,000 were valued as $0.02 per share or $33,080, which reflects fair value at the time of purchase which was also the carrying value at September 30, 2004.  In October 2004 the Viking shares began trading on the Over The Counter Bulletin Board and was quoted at $0.75 per share on October 28, 2004, however, there has been limited activity through November 11, 2004. The Company will evaluate whether this investment should be classified as available for sale during the fourth quarter of 2004.

Viking is a relatively new company and there is a limited market for Viking common stock even though it is

publicly quoted.   The limited trading market for Viking common stock may cause fluctuations in the market value of the common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

Our results of operations for three-months and nine-months ended September 30, 2004 versus three-months and nine-months ended September 30, 2003

Revenues.  Management and consulting services, product sales and contract revenue for the three and nine-months ended September 30, 2004 were $375,000 and $751,000, respectively, compared to $1,277,000 and $2,056,000 for the same periods ended September 30, 2003.    The decrease in revenue for both periods was associated with lower training and consulting services and contract revenue. While revenues for both the three and nine-month periods decreased, our most important business indicator, VOW program management fees, increased as a result of signing up our first, full-fledged VOW center in late August 2004.  We also saw an increase in vitamin sales for both periods.  We anticipate that revenues in the fourth quarter will increase slightly over current levels with greater quarterly growth expected in 2005.  However, contract revenue in the fourth quarter, which will be the last quarter of revenues recognized under our contract, will be the same as the third quarter.

Increase/(decrease) over prior year	Three Months ended September 30,	Nine months ended September 30,
Management fees	$60,000	$154,000
Training and consulting fees	(335,000)	(607,000)
Vitamins sales	24,000	49,000
Contract revenue	(125,000)	(375,000)
	$(376,000)	$(779,000)

The decrease associated with lower clinical training services and to a lesser degree consulting services was the result of a change in the market as demand shifted from the requirement to be trained to more of a focus on the operational aspects of bariatric programs.  Also, in the second quarter, we had a non-operational focus because of the necessity to complete the sale of the technology business and to raise new capital.  This second quarter focus, affected the third quarter by providing a lower revenue base to begin our transition to a pure play disease state management business.   Other third quarter issues that contributed to the decrease in training and consulting services included some market slowing because of payor uncertainty, and the hiring of a new sales vice president midway through the quarter.

Cost of revenues.  Our cost of revenues includes direct costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales.  Costs of revenues for the three and nine-months ended September 30, 2004 were $45,000 and $325,000, respectively, compared to $225,000 and $523,000 for the three and nine-months ended September 30, 2003.  The decrease in the three-months ended September 30, 2004 was primarily due to lower spending of $167,000 in direct expenses related to the decrease of $335,000 in revenues in the areas of training and consulting services.  Also, the decrease in the nine-months ended September 30, 2004 was also primarily due to lower spending of $204,000 in direct expenses related to the decrease of $607,000 in revenues in the same areas.  Increased revenues in future quarters may bring an increase in cost of revenues.  The level of increase is difficult to project due to varying costs associated with each revenue type.

Sales and marketing expenses.  Sales and marketing expenses were $619,000 and $1,729,000 for the three and nine-months ended September 30, 2004, respectively, and $405,000 and $1,207,000 for the three and nine-months ended September 30, 2003, respectively.  The increase for both periods was primarily due to an increase in staffing related expenses of our obesity disease state management business in 2004 as a result of divesting our technology business.  We expect to see an increase in our sales and marketing expenses during the last quarter of 2004 as we ramp up our activities and expand our staff.

General and administrative expenses.  General and administrative expenses were $508,000 and $1,090,000 for the three and nine-months ended September 30, 2004, respectively, and $263,000 and $905,000 for the three and nine-months ended September 30, 2003, respectively.  The increase for both periods in 2004 was a result of higher staffing related expenses of $57,000 and public company expenses; specifically audit fees of $50,000, legal fees of $57,000 and other related public company expenses of $56,000.  We expect our general and administrative expenses to increase during the coming quarters as we continue to implement procedures to comply with the Sarbanes-Oxley Act of 2002.

Other income and expense.  Our interest income was $11,000 and $17,000 for the three-and nine-months ended

September 30, 2004, respectively, and $2,000 and $38,000 for the three and nine-months ended September 30, 2003, respectively.  It is expected that our net interest income will start to decrease in the next quarters as we utilize the cash balance created by the fundraising that was completed in the second quarter of 2004.  Interest expense for the periods presented is related to equipment leasing.  Other expenses of $48,000 for the three and nine-months ended September 30, 2004 are associated with S-3 filing related fees.

Discontinued operations.  There were no costs associated with discontinued operations for the quarter ended September 30, 2004, however, the loss from discontinued operations for the nine months ended September 30, 2004 was $632,516.  This compares to a loss of  $556,000 for the quarter ended September 30, 2003 and $658,000 for the nine-months ended September 30, 2003.  The increase in loss in the nine-months ended 2003 over same period in 2004 was a result of comparing nine months of discontinued operations in 2003 to three and one-half months in 2004.

Liquidity and capital resources

Net cash used for operating activities for the nine-months ended September 30, 2004 was $2,345,000 compared to net cash used of $1,170,000 for the corresponding nine-month period in 2003.  The increase in net cash used in operating activities during the 2004 period is primarily attributable to reduced revenues of $779,000 and higher operating expenses of $549,000.

Net cash provided by investing activities was $501,000 for the nine-months ended September 30, 2004 compared to $119,000 in the same period in 2003.  The increase in net cash provided by investing activities during the 2004 period was primarily attributable to proceeds from the sale of the Visualization Technology business of $351,000.

Net cash provided by financing activities was $4,340,000 for the nine-months ended September 30, 2004, compared to $994,000 for the same period in 2003.  The increase in net cash provided by financing activities during the 2004 period was primarily attributable to the closing of two private placements of shares of our Common Stock for aggregate net proceeds of $4,637,000 in the first nine months of 2004 compared to $950,000 raised in the sale of our Series A Convertible Preferred Stock in the first nine months of 2003.  Also during 2004, we redeemed 85,000 shares of our Series A Convertible Preferred Stock for $200,000 and paid off our short-term borrowings, net of new borrowings, of $118,000.

Since our formation in July 1993, and as of September 30, 2004 we have incurred cumulative net losses of $71.0 million.  At September 30, 2004, we had cash and short-term investments of $2,949,000.  In February 2004, we sold $588,000 of common stock in a private placement and in May 2004 we sold an additional $4,072,000 of common stock in a private placement.  We believe that these cash resources, excluding revenues from operations, will not be sufficient resources to operate our business beyond 2005.  Unless we generate significant cash flow from operations, we will need additional funding to continue development of our business. There can be no assurance that the requisite funding will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our services and products.  In addition, increases in expenses without increasing revenues in the near term may adversely impact our cash position and require future cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

We had a $2,000,000 credit facility with a financial institution.  Interest on this facility was prime plus 2% and could only be secured by qualified accounts receivable and only up to 80% of qualified accounts receivable.   The facility expired in September 2004.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2004, our investment portfolio included fixed-income securities of $2.9 million.  These securities are subject to interest rate risk and will decline in value if interest rates increase.  These investments are not held for trading or other speculative purposes. Due to the short duration of our investment portfolio, an immediate ten percent (10%) increase in interest rates would have no material impact on our financial condition or results of operations.  We generally conduct business in U.S. dollars and, as a result, have limited foreign currency exchange rate risk.  The effect of an immediate ten percent (10%) increase in foreign currency exchange rates would have no material impact on our financial condition or results of operations.

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

The Centers we intent to establish in cooperation with surgery providers, which we refer to as centers, will need to comply with many laws and regulations, both state and federal, which govern the provision of health care services.  If they fail to comply with any such laws and regulations, then the penalties involved could be serious, time-consuming for management and expensive.  Inexperience in health care services could contribute to an inadvertent breach of laws or regulations.

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

We expect to compete with several companies, which have the same objectives as us.

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

Our current key employees are John R. Lyon, President and Chief Executive Officer; Michael H. Owens, M.D., Chief Medical Officer and President of VOW Solutions Inc.; Howard Sampson, Chief Financial Officer; Joann Harper, PhD., Vice President Product Development, Implementation and Operations; Michelle Cowens Vice President Sales, Stephen F. Sedlock, Vice President of Marketing; Mary Lou Walen, Associate Vice President, Customer Relations; Aimee Johnston, Assistant Vice President, Bariatric Management Services and Teri Kai Holtzclaw, PhD., Associate Vice President of Behavioral and Psychotherapeutic Services.  We do not maintain key personnel life insurance policies on any of these individuals.

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

At September 30, 2004, we had cash, cash equivalents and short-term investments of $2,949,000.  We believe that these cash resources, excluding revenues from operations, will not be sufficient resources to operate our business beyond 2005.  Unless we generate significant revenues from operations, we will need additional funding to continue development of our business.

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

Since our formation in July 1993, and as of September 30, 2004, we have incurred cumulative net losses of $71.0 million.  Specifically, we incurred net losses of $1.1 million in 2002, $2.2 million in 2003 and $2.8 million for the nine months ended September 30, 2004.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

Even if we are successful in raising additional funds, circumstances, including slow rate of market acceptance of our services or our inability to efficiently manage our operations, would accelerate our use of proceeds from any offering we might do and require us to seek additional funds to support our operating requirements.

Risks Related to the Securities Markets and Ownership of our Common Stock

The terms of our March 2003, preferred stock financing confer senior rights on the holders of Series A Convertible Preferred Stock, and these rights may impair the interests of our common stockholders or impact our results of operations.

We issued 1,000,000 shares of our Series A Convertible Preferred Stock (the “Series A Shares”) in March 2003, which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock.  Among other rights, in the event of a liquidation, dissolution or winding up of our company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive up to $3.80 per share held by them, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of securities.  Additionally, for so long as any Series A Shares remain outstanding after three hundred ninety (390) days following the initial issuance of any Series A Shares, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) twenty-five percent (25%) of the total members of our Board of Directors.

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

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to have stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  We received notification on March 1, 2004 of a Nasdaq Staff Determination indicating that we fail to comply with the Stockholders’ Equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which stayed the delisting of our common stock pending the Panel’s decision.  On May 7, 2004 we received a decision from the Nasdaq Listing Qualifications Panel to continue the listing of our common stock on the Nasdaq SmallCap Market pursuant to the following exceptions:  On or about June 1, 2004 we must have made a public filing with the SEC and Nasdaq including disclosure that we raised at least $3,600,000 in additional equity, net of expenses, as well as a description of the completed event or transaction(s) that enabled us to satisfy the $2,500,000 shareholders’ equity requirements; an affirmative statement that, as of the date of the report, we believe we have regained compliance with the $2,500,000 shareholders’ equity requirement based upon the event or transaction(s) referenced therein; and a disclosure that the Panel will continue to monitor our ongoing compliance with the minimum shareholders’ equity threshold until we have evidenced compliance with that requirement via a publicly filed balance sheet and demonstrated an ability to sustain compliance with the minimum shareholders’ equity requirement over the long term.  With the closing of our recent financing, we achieved these requirements and made the required filings. In addition, on or before August 16, and November 15, 2004 we must file Forms 10-Q for the quarters ending June 30, and September 30, 2004, respectively, with the SEC and Nasdaq, evidencing our continued compliance with the $2,500,000 shareholders’ equity requirement.  We made the August 16 required filing.  In order to fully comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market.  If we are unable to do so, our securities will be delisted from the Nasdaq SmallCap Market. The delisting of our common stock from the Nasdaq SmallCap Market may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  In addition, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.  The continued listing of our common stock on the Nasdaq SmallCap Market is therefore very important to us.

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

Item 4     Controls and Procedures

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           Exhibits

Exhibit No.	Description
3.1 (1)	Second Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.3 (3)	Certificate of Designations of Series A Convertible Preferred Stock.

3.4 (4)	Amended Certificate of Designations of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 26, 2004.

3.5 (1)	Restated Bylaws.

4.1 (5)	Form of Certificate for Common Stock.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VISTA MEDICAL TECHNOLOGIES,INC.

Date: November 15, 2004	/s/ JOHN R. LYON
John R. Lyon President, Chief Executive Officer and Director (Principal executive officer)

Date: November 15, 2004	/s/ HOWARD SAMPSON
Howard Sampson Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)