Form 10-K
period 2004-12-31
iVOW, Inc.
filed 2005-03-31
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from           to          .

Commission File Number:  0-22743

iVOW, INC.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 was approximately $12,300,000.  For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2005 was 11,048,022

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant’s prior registration statements and forms 10-Q and 10-K are incorporated herein by reference into Part III of this Report.

IVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)
Form 10-K For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statements
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

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” at pages 11 through 17 below, and elsewhere in this report.

Item 1.  BUSINESS

OVERVIEW OF OUR BUSINESS

        Our company, iVOW, Inc., formerly Vista Medical Technologies, Inc., was founded in 1993 primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures. It was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed a suite of consulting products and services for the initiation, operation and management of obesity surgery programs.  Starting in early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery Management Services business unit (VOW Solutions, Inc.), located in Carlsbad, California, functioned as individual business units. In April 2004, we sold the Visualization Technology business to concentrate on the obesity surgery services market.  We changed our name to iVOW, Inc. in February 2005, after merging our wholly owned subsidiary VOW Solutions, Inc., to align our corporate name with the brand name of our chronic and morbid obesity disease management business, which is now our exclusive focus.

        We originally began offering training and consulting services to the obesity surgery market in 2001.   As a result of the disposition of our Visualization Technology business, we are now a pure play company in the bariatric market. We develop and market products and services for the bariatric surgery market. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a specialized area of general surgery, is focused on surgical weight reduction solutions for the very severely or morbidly obese.  iVOW is exclusively focused on implementing disease management strategies for the control of chronic and severe obesity. The vision of our iVOW business is to enable healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for chronic and morbidly obese patients. Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of continually successful medical and surgical programs for the treatment of chronic and morbid obesity.

        Since 2001, through our Laparoscopic Bariatric Surgical (LBS) Preceptorship program, we have assisted in the development, for others, of 60 bariatric surgical centers based in hospitals across the United Sates and provided consulting products to some 35 others. These centers provide surgical treatment, specifically the minimally invasive roux en-y gastric bypass procedure, to morbidly obese patients. The products and services we have supplied this customer base include: our Blueprint study, a customized feasibility analysis for bariatric program development; our clinical training program which provides surgical teams with a comprehensive introduction to the performance of minimally invasive gastric bypass surgery; our implementation and consulting services, which facilitate the initiation and efficient operation of bariatric surgical programs; and marketing tools, such as a radio commercial, which clients may customize for use in their local markets to inform prospective patients about the availability of gastric bypass surgery at their hospital. Until April 2004, when we sold our Visualization Technology business, we also supplied our 3-D endoscopic visualization system for use in the performance of minimally invasive gastric bypass surgery.

        Patient demand for an effective and proven surgical solution to the chronic health conditions caused by morbid obesity has accelerated the number of surgical procedures performed from approximately 16,000 a decade ago to approximately 140,000 in 2004, according to the American Society for Bariatric Surgery. We believe that, by building upon the expertise, market position and relationships we developed in our initial business line described above, we now have the foundation to become a leading provider of (i) disease-specific program management in bariatric medicine and surgery and (ii) an expanded suite of related consulting services. Our business model is to develop a network of bariatric disease management centers, under our management, but each one owned by our client hospital, which will provide patients with all necessary medical and surgical services. As manager of the program we will co-ordinate all the administrative and marketing functions on behalf of our client and provide patient services as appropriate, particularly in the long-term monitoring of care after surgery. The revenue model is based upon a monthly management fee and a per-patient fee. We also intend to develop the iVOW brand name to provide a national identity for our locally managed programs and to leverage the centralized provision of certain services to our clients, such as for example, the processing of medical insurance approval. Additionally, we will continue to develop our consulting services as described above, targeted at those clients which do not require a complete management package but which need specific assistance with individual components of their bariatric surgical programs. The revenue model for our consulting business is fee-for-service.

        We believe that our company is appropriately positioned to execute this business model; we have helped develop successful bariatric surgical programs since 2001 and, since September 2003, have strengthened our management team to include executives with relevant healthcare services experience in general, and bariatric program management experience in particular. However, as a company, we do not have extensive experience in the management of programs and, therefore, until we can demonstrate success, our ability to execute our business model will remain uncertain. The rapid growth of bariatric surgery is a recent trend and there are many organizational issues which are subject to debate within the hospital and surgical community. It is reasonable to say that there is not yet a consensus on how to manage best practice protocols. While we believe there is a sound rationale for the systemization provided by a professional management company, as evidenced in other disciplines such as chronic wound care, it is as yet unclear whether hospitals will adopt this solution for bariatric surgery.

                Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity. Our initial focus on the severely obese patient, and gastric bypass surgery as the solution, is the platform upon which we will expand service to new obesity therapies as they are developed. We also plan to integrate a bariatric medical model into our surgical protocols, both to facilitate the long term care of post-surgical patients, and in due course, to treat obese patients who are not qualified for surgery.

Business Overview

We have been a key participant in the rapid development of the bariatric surgery market over the past three years. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a sub-specialty of general surgery, is focused on surgical weight reduction solutions for the severely, or morbidly, obese.  Since 2001, our company has played a role in the development of more than 95 bariatric surgical centers, based in hospitals across the United States, which provide state-of-the-art treatment, specifically the minimally invasive gastric bypass roux en-y procedure, to morbidly obese patients.  We have provided this customer base with feasibility analysis, customized projections, implementation support, clinical training, marketing and general consulting services.  Demand from hospitals and surgeons wishing to start or expand bariatric surgical programs is driven by surging patient demand for a viable, long-term solution to the problem of chronic morbid obesity (defined as at least 100 pounds above ideal body weight).  Patient demand, fortified by the very public success in weight loss of several celebrities, has driven the number of gastric bypass procedures from 60,000 in 2001 to 103,000 in 2003, and 140,000 in 2004.  By 2005 there will be approximately 750,000 post-surgical gastric bypass patients.  Obesity is now formally a disease state; it is classified as an epidemic by the Centers for Disease Control and described, in company with its frequent co-morbidity, Type II Diabetes, as “the epidemic disease of the 21st Century.”  And the data keep getting worse:  In October 2003, the Archives of Internal Medicine published an article showing that the number of extremely obese Americans (those more than 100 pounds above ideal body weight — the prime candidates for surgical intervention) has quadrupled since the mid-1980s, accelerating at twice the rate of “ordinary” obesity.

We believe that, to meet the demand for the present form of obesity surgery, and to offer patients the choice of many new therapies which either have been recently introduced or are in development, requires a rapid expansion of high quality surgical programs and related patient medical and wellness services.  This comprehensive approach is not the present organizational norm and we believe, based on both market understanding and research, that there is an opportunity to leverage iVOW’s present expertise, market position and relationships, into a turnkey program management solution.  This represents a natural extension of our current business model into the direct management of the infrastructure of obesity surgical care via a national network of company-owned clinical programs, established initially in partnership with hospitals, surgeons and physicians, and, in due course, with insurance companies, managed care and employers.  In addition, pre and post surgical patients require specific medical treatment, as well as the approximately 45 million American adults who are classified as clinically obese.  We are therefore developing medical, as well as surgical, disease management strategies to be incorporated into our programs under management.

Market Opportunity

Obesity is defined as an excessively high amount of body fat or adipose tissue in relation to lean body mass.  Weight standards are most often determined by the Body Mass Index (BMI), a measure expressing the ratio of weight-to-height.  Individuals with a BMI of 25 to 29.9 are considered overweight; a BMI of 30 or more is considered obese, and 40 or more is severely, or morbidly, obese.  The Centers for Disease Control and Prevention (CDC) speak of “an epidemic of obesity” in the United States, with prevalence increasing to 24% of the adult population in 2003, from 12% in 1991.  The increase in obesity cuts across all ages, racial and ethnic groups, and both genders.  Obesity, which studies show is associated with an increased risk of diabetes, as well as other serious co-morbidities, is a major cause of mortality.  It is estimated that 365,000 adults in the United States die each year from causes related to obesity.  The Surgeon-General, in a Call to Action, estimates that the economic cost of obesity in the United States was about $117 billion in 2000.  A recent Rand Corp. study found that the health care costs linked to obesity are now approaching those related to smoking or alcohol abuse and “is like aging 20 years” when measured by the onset of chronic medical problems.  The fact that obesity is a major health problem, and is increasing at an alarming rate has been well publicized in the media.  Also, the IRS has declared that obesity is a disease in its own right and that the cost of physician-directed weight loss programs may be included as a deductible medical expense.  Given that medical expenses may be deducted only to the extent that they exceed 7.5% of adjusted gross income, and that less than 5% of taxpayers deduct medical expenses, the ruling is probably significant more as an indicator of governmental concern over obesity than as a financial incentive to individuals.  As a further example of this, the federal agency in charge of Medicaid and Medicare has concluded that obesity is a disease in its own right.  Furthermore, in November 2004, a Medicare Coverage Advisory Committee meeting found that there is satisfactory evidence to indicate that obesity surgery is a safe and effective way for many patients to lose weight and improve their health.  However, the principle that obesity itself is a disease, and not merely a symptom or precursor of a disease, is still a contentious issue, and such a classification is resisted by private insurers.

Among other issues which attract attention in terms of market awareness, perhaps the one with the most serious implications for the future, is the rate of growth of obesity in the young, which manifests itself as an acceleration of the incidence of diabetes and other serious health conditions, such as early onset of heart disease. Also, obesity is becoming recognized outside the United States as a looming problem; for example, the rate of growth of obesity in Germany and the United Kingdom is the same as the U.S.  The problem is not yet epidemic, because each country’s starting point was lower than the U.S., but the trend is clear and inexorable.  The World Health Organization has coined the term “globesity” to highlight the problem.

For the morbidly obese, the most significant factor is that virtually every weight loss remedy, apart from weight loss surgery, has been proven to be ineffective on a consistent basis over time.  The plain fact is that once a person is morbidly obese, reversing the trend, with an adequate and permanent result, has been nearly impossible in most cases.  It is this reality which accounts for the growth trajectory of gastric bypass surgery, as it is the only option with a long-term, proven track record of success.  And, it is the refinement of the procedure over recent years, most notably the patient benefits of a minimally invasive approach, which are helping to convince increasing numbers of the morbidly obese that it is the only valid option.  The surgical community has also embraced bariatric surgery, which it originally questioned as a legitimate procedure.  The discipline is now endorsed by the National Institute of Health Consensus Conference and the American Society of Bariatric Surgery (ASBS) is recognized by the American College of Surgeons.  The outcome is that modern bariatric surgery, while not risk-free, has a complication rate similar to other major abdominal operations, and, of course, offers patients dramatic and sustained weight loss.  While bariatric surgery is effective, there is also demand for more effective medical programs for clinically obese people, who are not heavy enough to qualify for surgery, but suffer many of the same risk factors.

In summary, approximately 60 million American adults are clinically obese, and of these as many as 13-16 million are potential candidates for a surgical weight-loss procedure.  That is, according to the National Institutes of Health (NIH) guideline, they have a BMI of 40 or above, (5-6 million) or a BMI of 35 or above, with serious complicating conditions such as diabetes, hypertension, cardiopulmonary problems, asthma, sleep apnea, or arthritis and joint problems (8-10 million).  The balance of 45 million are candidates for an improved medical treatment model.

Our Strategy

Our goal over the next five years (2005-2009) is to become a leading provider of consulting and management services to bariatric medical and surgical programs thus becoming a national leader in the provision of state-of-the-art care to the chronic and morbidly obese patient seeking a medical or surgical solution to effectively lose, and maintain the loss of, an adequate amount of weight.  We then plan to leverage the market platform that our surgical centers provide to extend our provision of care to obese patients who are not candidates for surgery, and therefore offer a complete chronic obesity disease management model.  We intend to realize these objectives through the execution of the following strategies:

•                  Fast-track iVOW Center roll-out by offering an outsource formula to hospitals and surgeons that reduces their risk, minimizes their direct investment in program infrastructure, and maximizes profitable patient flow.

•                  Institute best-practice surgical protocols as a consistent, uniform standard and maintain rigorous clinical oversight.

•                  Build a reputation for patient-friendly organizational efficiency, contributing to an extremely valuable national image under the iVOW brand name.

•                  Develop a complete disease management model, including medical protocol.

•                  Maximize the administrative efficiencies inherent in the centralizing of key back-office functions with standardized operating systems.

•                  Continue to build our management consulting products and services, both as a profitable source of increased revenues and as a means of further developing stature in bariatrics, and thereby generating referrals.

•                  Build a consumer-based business, initially focused or nutritional supplements specific for post-surgical gastric bypass patients.

Fast-track iVOW center roll-out by offering hospitals and surgeons a reduced-risk outsource formula.  We plan to offer a fast-track approach to the initial set-up of a top-class bariatric surgical center; or the takeover of management of an existing program, with a fully developed operating plan ready for implementation.  Our approach covers everything necessary to maximize operations in the shortest possible time; our experience shows that the ramp-up time for surgeons and hospitals to initiate operation of a new bariatric surgical program can be as long as six months, and even after that progress can be slow because of the organizational complexity of the task.  The iVOW concept simplifies and standardizes the formula, leaving our partner surgeons and hospitals and affiliated surgeons to do what they do best — operate on and provide in-patient care.  Of course, the start up time for existing programs is considerably shorter since there are usually patients already in process.  We feel that existing programs that have managed to attain a moderate patient volume (100-200 cases a year), and which want to grow faster, will be our primary near-term targets.

Institute best-practice surgical protocols.  Our experience with the Laparoscopic Bariatric Surgical (LBS) Preceptorship has permitted us, under the direction of our Clinical Faculty, to offer the most comprehensive surgical training course in state-of-the-art laparoscopic gastric bypass surgery which is available anywhere.  This training program will be available to surgeons who affiliate with iVOW; the training process will also include subsequent proctoring by our faculty during cases.

Maximizing operating efficiencies.  This is key to leveraging economies of scale, and we will devote considerable resources to the further development of a standardized operating system.  Also, many of the functions of a bariatric surgical program are common and can be centralized for efficiency and cost-saving reasons.  We believe that independent programs will need to generate very high patient volumes to justify the infrastructure necessary to operate efficiently and that significant savings can be made by handling them centrally as in the iVOW model.  We believe that in a very short time low volume programs will simply be unable to compete effectively with high-volume centrally managed programs.

Build a brand image of efficient empathy.  We believe that this element of our strategy is extremely important.

Our patients come from a group that has suffered psychologically because of their illness, often at the hands of the medical profession.  We have learned by our experience to date that the provision of a sensitive and supportive environment is vital to success.  At the same time, the process towards surgery must be efficient.  There are many steps in the process, and it is easy for patients to become lost or discouraged if the system, and the staff dealing with them, are haphazard in their approach.  Standardized systems across all managed programs are designed to shepherd patients through the process with efficient empathy.

Develop a complete disease management business model.  Our ultimate objective is to incorporate a medical model with our surgical model, to offer our clients (physicians, hospitals, payors) a complete disease management service, treating the entire chronic obese population with medical or surgical care as appropriate.

Develop and leverage our consulting business.  Our consulting business, originally based on provision of clinical training in laparoscopic gastric bypass surgery, has expanded to include management, operational, financial and marketing services.  It is this business that has created our reputation within bariatrics and has given us a total customer base of approximately 95 hospitals (including some 60 LBS Centers).  We are currently developing new and valuable products to meet the emerging needs of the maturing developing market.  We expect our consulting business to act as a fertile source of referrals for VOW partnerships.

Build our patient-consumer business.  Gastric bypass patients have a lifelong need for specialized vitamins and nutritional support.  We are already marketing VistaVitamins as a specific solution to the bariatrics-vitamin issue and intend to increase marketing and distribution efforts and extend the product line.  With 750,000 post-surgical gastric bypass patients by 2005, we estimate that the total available annual market for this patient category alone is $400 million.

Our Solution:  iVOW Centers (Obesity to Wellness Solutions)

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

It is for this reason that we have seen increasing interest from hospitals and physicians in an outsourced management solution, which brings together the resources necessary for establishment and/or operation of successful medical and surgical bariatric programs.  Our plan is to offer ongoing hands-on management support to such medical providers by delivering a cost-effective outsourced solution to the provision of multi-disciplinary medical and surgical care to a high volume of morbidly obese patients.

The iVOW Center concept is designed to overcome the traditional barriers experienced by physicians and hospitals when attempting to put into operation new, or to maximize existing, niche product lines.  Our approach will free physicians from nearly all administrative functions, allowing them to devote all their time and energy to patient care and the operating suite.  Similarly, the iVOW Center will assist and/or provide the hospital with the expertise, personnel and core infrastructure needed to operate a fast track, successful, high-volume bariatric center.

We plan to enter into strategic partnership agreements with physicians and hospitals to establish iVOW Centers.  To date, we have entered into one strategic partnership agreement.

iVOW Consulting Services

Our Solution:

Our consulting services are organized as specific “products” which offer clients a basic standardized set of deliverables, with several customizable options.  Our primary consulting products are as follows:

Blueprint

An expert iVOW team conducts a detailed assessment and evaluation of an existing, or projected, bariatric surgery program and provides recommendations for improvement.  A comprehensive written report, the “Blueprint,” examines a program’s vision, sensitivity, operational capabilities, business/financial model, marketing potential and information management, offering a firm feasibility analysis.  Our proprietary financial model projects program-related revenue, expenses, reimbursement and capitalization requirements under current operating conditions.  The recommendations include marketing strategies derived from the National Health and Nutrition Examination Survey and the United States Census, customized to a bariatric program’s geographic location and patient population.

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

Laparoscopic Bariatric Surgery (LBS) Preceptorship

The LBS Preceptorship allows a hospital team to more quickly implement minimally invasive laparoscopic gastric bypass surgery into a hospital and surgical practice.  The 3-4 day course includes clinical observation, laboratory training, surgical lecture and didactic training that incorporates cadaver experience.  The Preceptorship includes observation by the entire operating room team (primary surgeon, first assistant, surgical technician and nursing circulator) and is a CME and CEU accredited event.

Optimization Consulting Service

iVOW’s Optimization Consulting Service concentrates on improving an existing bariatric surgery program’s efficiency, effectiveness and profitability.  Recommendations focus on optimizing the finance, operations and marketing of a bariatric program.  The work-up of a program’s financial performance will facilitate an institutional ability to resolve issues pertaining to revenue, expense attribution, capital investments and payor environment.  Operational recommendations target a patient’s migration through the program and improved efficiency between surgeons and the hospital.  The comprehensive marketing assessment analyzes referral patterns, per-patient cost of acquisition and overall effectiveness.

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

Strategic Alliances

Ethicon Endo-Surgery, Inc.

In June 2001, we entered into an agreement with Ethicon Endo-Surgery, Inc. (EES) under which we worked together with EES in developing the surgical weight reduction market.  This alliance primarily involved sales and marketing support by EES of our Laparascopic Bariatric Surgery (LBS) program and other iVOW products and services related to the surgical weight reduction market.  Also, we received payments in return for our commitment to promote use of EES equipment in certain training programs sponsored by us for the benefit of our customers with no obligation by our customers or us to purchase any EES equipment.  The agreement expired in December 2004.

Visualization Technology Business

We entered into an Asset Purchase Agreement with Viking Systems Inc. (“Viking”) regarding the sale of all the assets of the Visualization Technology business on December 22, 2003 and closed the transaction on April 15, 2004 after obtaining stockholder approval.  Viking and its principals are not affiliated with us or our officers, directors, and, to our knowledge, principal stockholders.  Viking formerly conducted a software business, but those operations were unsuccessful.  Recently, a group of investors purchased control of Viking, with the approval of Viking’s Board of Directors, and Viking’s current business plan, as stated in its public filings with the SEC, is to engage in the medical device market.

The most material terms of the Asset Purchase Agreement are as follows:

•                  Viking purchased all assets (and assumed most liabilities) related to the Visualization Technology business in exchange for a combination of cash, stock, and future royalty payments.  Specifically:

•      Viking paid us $159,000 of cash at closing.

•                  Viking issued to us 3,054,000 shares of its common stock representing approximately ten percent (10%) of the fully diluted shares of Viking’s stock.

•                  We entered into a License Agreement with Viking pursuant to which we will exclusively license to Viking all intellectual property and product rights used in operation of the licensed business.  In exchange for this license grant, Viking will pay us royalties over the next five (5) years based on sales of the licensed products by Viking.  The License Agreement contains minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five.  The royalties payable by Viking have a minimum value of $1,425,000 and are capped at a maximum of $4,500,000 in the aggregate over the five year period.  We will retain ownership of all intellectual property and product rights under the License Agreement until at least the minimum royalty obligations have been satisfied, at which point we will transfer ownership to Viking.

•                  At closing we consigned our current inventory of products and parts to Viking and will be reimbursed for the value of that inventory, if and when used, over the course of the twelve months after closing.  Any inventory not sold by Viking during this one-year period will be sold to Viking for $1.

We operated the Visualization Technology business entirely out of our Westborough, Massachusetts location.  As a result, this entire facility, less a few selected assets of minimal dollar value, was transferred to Viking in connection with the Asset Purchase Agreement.

We have agreed to indemnify Viking for any breach of the representations and warranties made by us in the Asset Purchase Agreement and for any liability not assumed by Viking.

We intend to use the proceeds from the sale to fund our Obesity Surgery and Medical Services business.  We have used some of the proceeds (other than cash received at closing) to redeem shares of our Series A Preferred Stock.

Governmental Regulation: Health Care Services

As a participant in the health care services industry we are, and the iVOW Centers, if any, will be subject to extensive and frequently changing regulation under many laws administered by governmental entities at the federal, state and local levels.  Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we are in material violation of such laws, rules or regulations, its business, financial position or results of operations could be materially adversely affected.  Furthermore,  our participating surgeons and hospitals are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Laws regulating health care providers cover a broad array of subjects.  For example, the confidentiality of patient medical information and the circumstances under which such information may be released for inclusion in our databases, or released by us to third parties, are subject to substantial regulation by the federal and state authorities.  These laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly.  We have established an implementation plan that it believes complies with the existing federal and state laws and regulations.

In addition, provisions of the Social Security Act prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by Medicare, Medicaid and similar other federal or state health care programs.  Sanctions for violation of these provisions include criminal penalties and civil sanctions, including fines and possible exclusion from federal and state health care programs.  Most states have also enacted illegal remuneration laws that are similar to the federal laws, but typically apply to referrals for services reimbursed by all third-party payors, not just federal or state health programs.  These laws are applicable to our financial relationships with, and any marketing or other promotional activities involving, our participating surgeons and hospitals.

Moreover, all states regulate the provision of health care services, including those to be provided at the Centers, and require participating surgeons and hospitals to be licensed and to comply with applicable laws and regulations.  It is also possible that some states currently, or in the future may, require licensure or registration of certain of our operations, and may further regulate how we do business.  Finally, various states regulate the operations of an advertising and referral service for physicians, and may require registration of such services with a state agency as well as compliance with various requirements on how they conduct business and structure their relationships with participating providers.

We are unable to predict the future course of such federal, state and local regulation or legislation.  Changes in the regulatory framework could have a material adverse effect on our business, financial position or results of operation.

Marketing and Sales

Our iVOW program management and consulting business, markets directly to hospitals and surgeons via our in-house sales and marketing departments.

International sales

Our iVOW business currently does not market outside the United States, although we are evaluating opportunities in international markets for future expansion.

Competition

Our iVOW business competes in a developing marketplace with a variety of companies, none of which, to our knowledge, has an identical mix of products and services.  However, there are companies, which have products and services which compete with some part of our offering including the Weight Intervention and Surgical Healthcare (WISH) Center, which specializes in the advanced surgical treatment and long-term management of patients suffering from morbid obesity and CORI Centers (Centers for Obesity Related Illness), operated by MSO Medical, Inc., which contracts with acute care hospitals to establish Bariatric Surgery

Centers.  We expect competition to increase in the obesity disease management market as companies recognize the potential of the market.  We believe that we have a unique business model, but there can be no assurance that we can prevent other companies from adopting it or that we will be successful in competing with such companies.

Clinical Advisory Board

We consult frequently with physicians and surgeons in the obesity disease management area and we are in the process of creating a formal Clinical Advisory Board to provide regular advice and feedback.

Employees

As of February 28, 2005, we had 20 full-time employees, four of whom hold advanced degrees.  None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.  We believe our relations with our employees are good.

Web Site Access to SEC Filings

We maintain an Internet website at www.ivow.com.  We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

As a company we do not have direct experience in the management of bariatric surgical programs.  Although we have been involved in the development of bariatric surgical programs since 2000, we have never directly managed these programs.  As such, we have only a limited and indirect operating history upon which an evaluation of our prospects can be based.  In addition, the bariatric surgical market is relatively new and is expanding rapidly, which can cause changes in the way clients react to the services offered.  We have yet to prove that our management model is appropriate for the market we are addressing.  To be successful, it is crucial that we develop strong affiliations with hospitals and surgical centers, and we have not yet proven our ability to do so.  We have established only two significant operating agreements with hospitals to date.  To successfully implement our business plan, we must establish many more such relationships.

Also, we must respond to competitive developments and attract, retain and motivate experienced staff.  There can be no assurance that we will be successful in addressing those market conditions or in implementing our business strategy.  There can be no assurance that we will be able to achieve or sustain revenue growth or profitability.

Our revenue model relies solely on the provision of services and we have no ownership stake in surgical centers.

Our business model is to provide management services to owners of surgical programs.  As a result, we will not have an ownership interest in those programs, which will make it more difficult to sustain revenues.  We will not enjoy directly increased revenue based on the profitability or increased value of particular surgical centers.  Likewise, without an ownership interest in surgical centers, we are subject to all the risks of any service provider; our services could be terminated at the end of any contract period.

Roll-out of our iVOW Centers depends on our entering into agreements with hospitals and surgeons; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

We plan to set up our iVOW Centers in conjunction with hospitals and surgeons.  There can be no assurance that we will be able to negotiate the establishment of these Centers in a timely manner or on terms satisfactory to us, if at all.  Our experience to date is limited to one existing management contract in place since February 2004 and one contract entered into in August 2004.  We are in active negotiation for others; however, we cannot accurately predict the time and expense involved in these negotiations, and any unexpected delays could negatively impact the execution of our strategic plan.  Any inability to timely establish additional iVOW Centers will harm our cash position and increase our need to raise additional capital.

We need to increase market awareness and acceptance of our new business model.

To our company’s knowledge, the comprehensive services offered by our new iVOW business model have not been available to date on a national level.  While we have previously supplied clinical training and consulting services to various clients, we have only begun to promote our program management services.  As a result, providers of bariatric surgery are not yet generally aware of the services we offer.  In order to accomplish our strategic and business plans, we will have to quickly and effectively increase market awareness of our management model and the iVOW brand name, and convince doctors, hospitals and patients of the benefits of these services.  Among other things, this will require that we:

•                  increase awareness of our complete service offering;

•                  strengthen our brand name to increase visibility;

•                  continue to upgrade and expand our services; and

•                  increase awareness of the availability of surgery as a means of treating severe obesity.

We cannot assure you that we will be able to accomplish these objectives with the limited operating capital we currently have available, if at all.

After establishing iVOW Centers, we must continue to prove our value proposition.

In order to successfully negotiate and complete agreements with doctors and hospitals to establish iVOW Centers, we will need to present them with our projected revenues and operational metrics.  We cannot assure you that our projections will prove accurate or that we will be able to provide the anticipated metrics.  Our projections are based on limited input and operational history and failure to meet such projections will negatively impact our relationships with surgical centers and our ability to attract business from additional centers.

The provision of health care services is subject to considerable regulation by state and federal agencies, including regulations under HIPAA and Stark.

The Centers we intend to establish in cooperation with surgery providers, which we refer to as centers, will need to comply with many laws and regulations, both state and federal, which govern the provision of health care services.  If they fail to comply with any such laws and regulations, then the penalties involved could be serious, time-consuming for management and expensive.  Inexperience in health care services could contribute to an inadvertent breach of laws or regulations.

There are numerous federal and state regulations addressing patient information privacy and security concerns.  In particular, the federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that:

•                  protect individual privacy by limiting the uses and disclosures of patient information;

•                  require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

•                  prescribe specific transaction formats and data code sets for certain electronic transactions.

Compliance with these regulations is costly and requires our management to spend substantial time and resources when working with our clients.  We are unable to estimate the total financial impact of our continuing compliance with HIPAA requirements or of any future changes in these requirements.

In addition, the federal Stark Law restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements.  Many states have adopted or are considering similar legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of the source of the payment for the care.  These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists.  If the activities of a client of ours or other entity with which we have a business relationship were found to constitute a violation of anti-referral laws, and we were found to have knowingly participated in such activities, we could be subject to sanction or liability under such law.

We operate in a competitive market; new technologies, procedures, or pharmaceuticals could radically change the modality of treatment of morbid obesity and negatively impact the economics of our obesity surgery business.

The market for products and services that address morbid obesity is attractive and therefore competitive and new offerings and technologies are in development by several companies.  For example, we are aware of developments, primarily involving stimulation or balloon technology, which may come to the market in the next few years.  These devices would be implanted in a relatively simple endoscopic procedure.  These alternatives may prove to be more effective, less risky and/or cheaper than gastric bypass.  If this turns out to be the case, our ability to generate revenues will be negatively affected. Also, many pharmaceutical companies are researching drug therapies for combating obesity.  If they prove successful in finding a more effective solution for morbid obesity, then demand for a surgical option is likely to decline substantially.  We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition.

We expect to compete with several companies that have the same objectives as us.

There are several companies which intend to provide services to the morbid obesity market; while their business model is not identical to ours, the end result is likely to be that we will compete with each other in offering consulting and program management services.  Three of these companies, to our knowledge, include bariatric surgeons in their management or ownership.  This may prove to be an advantage over us in gaining access to potential clients because we do not have bariatric surgeons on our staff.  Other companies have only a partial service offering, which may allow them, because of lower overhead, to operate in their niche at a price advantage to full-service companies such as ours.  In any case, we expect that the market will continue to be attractive and that new entrants are likely.

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

To be successful, we must strengthen awareness of our services through our marketing efforts and through establishment of additional iVOW Centers.  We have a limited marketing and business development force through which the efforts will be conducted, and we will rely heavily on each of these individuals.  We cannot assure you that we will be able to attract and retain sufficient qualified personnel.

Our current key employees are John R. Lyon, Chief Executive Officer; Michael H. Owens, M.D., President and Chief Medical Officer; Howard Sampson, Chief Financial Officer; Stephen F. Sedlock, Vice President of Marketing; Mary Lou Walen, Associate Vice President, Customer Relations; and Aimee Johnston, Associate Vice President, Sales and Bariatric Management Services.  We do not maintain key personnel life insurance policies on any of these individuals.

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

Risks Related to our Financial Results and Need for Financing

We will require additional funding to continue development of our business and support our future operating plans.  These funds may not be available on acceptable terms, if at all.

At December 31, 2004, we had cash and cash equivalents of $1,970,000.  We believe that our cash and cash equivalents, together with anticipated 2005 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through at least June 2005.  This is a very serious cash crisis and has created a need for us to increase revenues and secure additional funding to continue operations and development of our business. If we are unable to secure additional capital, we may be unable to sustain operations beyond June 2005.

We expect that the cash flows produced by our iVOW business will be unpredictable in the near term, increasing our immediate need for additional funding.  There can be no assurance that such capital will be available to the extent required, or at all, and such capital may not be available on commercially reasonable terms.  The amount of additional capital which we may need to raise will depend on many factors, including:

•                  the extent to which the iVOW Centers and other services gain market acceptance,

•                  the speed with which we can execute our plan;

•                  the levels of reimbursement for procedures performed; and

•                  the extent of competition.

The amount of additional capital we will need will depend on many factors, including the extent to which we strive to expand our business.  Most of the additional funding will be used for marketing our services to increase market awareness and acceptance.  If we are unable to raise these additional funds, our ability to expand our business will be harmed.

In addition, our cash crisis has forced us to curtail activities designed to grow our business, such as sales and marketing. These cutbacks may negatively affect our ability to grow our business.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of December 31, 2004, we have incurred cumulative net losses of $72.0 million.  Specifically, we incurred net losses of $1.1 million in 2002, $2.2 million in 2003 and $3.9 million in 2004.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

Our future financial results will fluctuate significantly.

As a result of our limited operating history and the short period of time during which we have focused on the provision of obesity surgery management services, we cannot predict our future revenues or operating results.  We expect our future revenues and operating results to fluctuate unpredictably due to a combination of factors, including the potential costs of establishing additional iVOW Centers.

Our future operating expenses are expected to increase in future periods as we intend to establish iVOW Centers, expand our sales and marketing operations, expand our service capabilities, improve our internal operating and financial systems, and continue to comply with the stringent requirements of the Sarbanes-Oxley Act of 2002 (including Section 404 thereof).  In addition, our operating expenses are based on our expectations of future revenues, and are relatively fixed in the short term.  We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.  If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.

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

Collection of amounts due to us from Viking Systems is uncertain.

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

In addition, we received 1,654,000 shares of common stock of Viking Systems in connection with the sale of our Visualization Technology business. We currently value those shares at a total of $1,306,660, which represents the trading price of Viking common stock at December 31, 2004. Viking's common stock is very thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking's common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares.  A significant drop in the trading price of Viking's common stock would negatively affect our financial position and, specifically, our stockholders' equity balance. As discussed elsewhere, we have repeatedly been the subject of delisting proceedings from the Nasdaq SmallCap Market because of our failure to maintain sufficient stockholders' equity. Any reduction associated with a drop in the trading price of Viking common stock would exacerbate this problem.

Our liquidity and capital requirements will be difficult to predict.

Our liquidity and capital requirements will depend upon other numerous factors, including the following:

•                  The extent to which our products and services gain market acceptance;

•                  Costs associated with establishing marketing, and operating our obesity related programs and disease state management business, including the iVOW Center;

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

Risks Related to the Securities Markets and Ownership of our Common Stock

Our common stock may be subject to delisting from the Nasdaq SmallCap Market because we fail to maintain compliance with continued listing criteria.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to have stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  We have twice over the past 3 years been subjected to delisting proceedings from Nasdaq for failure to meet the minimum stockholders’ equity requirement.  Each time we eventually regained compliance by raising additional operating capital.

We expect that our stockholders’ equity balance will be below $2,500,000 as of March 31, 2005, which will likely subject us to delisting from the Nasdaq SmallCap Market yet again.  If we choose to take steps to maintain our listing, we will be required to attend a hearing and develop a plan to regain compliance.  These steps will be costly, both in terms of direct expenses and diversion of management time and resources as our officers seek additional financing and communicate with Nasdaq.

If we are unable to maintain continued compliance, our securities will be delisted from the Nasdaq SmallCap Market. The delisting of our common stock from the Nasdaq SmallCap Market may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  In addition, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.  The continued listing of our common stock on the Nasdaq SmallCap Market is therefore very important to us.

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

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future.  For example, we only have approximately 190 shareholders of record and the average daily trading volume in our stock is approximately 50,000 shares.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance.  The market price of our common stock has historically been highly volatile.  For example, between July 2004 and February 2005, the trading price of our common stock ranged from $0.82 to $3.00.  The trading price of our common stock may continue to be significantly affected by factors such as:

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

Risks Related to our Intellectual Property and Potential Litigation

We depend on our intellectual property for the establishment and operation of our iVOW Centers.

We rely on a combination of trade secrets, know-how and confidentiality restrictions for the establishment and operation of our iVOW Centers.  We have expended significant efforts devising the types of products and services we will offer and the manner in which these will be delivered.  Our ability to maintain the secrecy and confidentiality of our trade secrets and internal knowledge are crucial to the success of our business.  Any failure to do so may negatively impact our prospects.

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

Item 2. PROPERTIES

Our facilities consist of approximately 5,000 square feet of subleased office space located in Carlsbad, California.  In addition, we maintained a facility of approximately 17,850 square feet in Westborough, Massachusetts in which the development, engineering, manufacturing operations and customer service personnel of our Visualization Technology Business was located.  In April 2004 we subleased the facility to Viking Systems, Inc. through the term of our lease.  The lease under which we had acquired the right to occupy the Westborough facilities expired in October 2004.  The sublease of the Carlsbad premises expired in January 2005 and was executed with a related party.  We currently sublease the facility on a month to month basis.  We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  Market Price of and Dividends on the Registrant’s Common Equity.

Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq SmallCap Market under the symbol “IVOW.”  The following table sets forth the high and low sale prices for our Common Stock on the Nasdaq SmallCap Market from January 1, 2003 through December 31, 2004.

Quarter	High	Low

1st Quarter 2003	$2.57	$1.34

2nd Quarter 2003	$4.18	$0.77

3rd Quarter 2003	$3.30	$1.71

4th Quarter 2003	$3.20	$1.07

1st Quarter 2004	$2.99	$1.10

2nd Quarter 2004	$2.20	$1.00

3rd Quarter 2004	$3.00	$1.34

4th Quarter 2004	$1.92	$0.82

On March 11, 2005 the last reported sale price of our Common Stock was $1.01.  As of March 11, 2005, there were approximately 190 holders of record of our Common Stock.

We have never declared or paid any cash dividends on our capital stock.  We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

                The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities authorized for Issuance under Equity Compensation Plans”, is incorporated by reference within Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.  This data has been restated, for all periods prior to 2004, to reflect the Visualization Technology business as a discontinued operation.  Also cost and expenses for 2002 and 2003 have been reclassified.  See “Reclassification” in Management’s Discussion and Analysis that follows.

	Years ended December 31,

STATEMENT OF OPERATIONS DATA:	2000	2001	2002	2003	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except share and per share data)

Revenues	$—	$—	$3,543	$2,489	$1,651

Cost and expenses:

Cost of revenues	—	—	1,174	1,155	1,193

Product development			158	167	406

Sales and marketing	—	—	1,604	1,007	1,197

General and administrative	892	1,003	1,082	1,226	1,798

Total costs and expenses	892	1,003	4,018	3,555	4,594

Loss from continuing operations	(892)	(1,003)	(475)	(1,066)	(2,943)

Other income, net	213	70	17	32	(28)

Loss from continuing operations	(679)	(933)	(458)	(1,034)	(2,971)

Loss from discontinued operations	(2,935)	(2,289)	(689)	(1,014)	(633)

Less dividends on preferred stock	—	—	—	(119)	(268)

Net loss applicable to common stockholders	$(3,614)	$(3,222)	$(1,147)	$(2,167)	$(3,872)
Loss per share basic and diluted:
Continuing operations	$(0.15)	$(0.19)	$(0.09)	$(0.23)	$(0.37)
Discontinued operations	(0.65)	(0.47)	(0.14)	(0.20)	(0.07)

Basic and diluted net loss per share	$(0.80)	$(0.66)	$(0.23)	$(0.43)	$(0.44)

Shares used in computing basic and diluted loss per common share	4,495,000	4,906,000	4,969,000	5,004,000	8,726,000

	December 31,

BALANCE SHEET DATA:	2000	2001	2002	2003	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)

Cash, cash equivalents and short-term investments	$2,934	$1,317	$829	$636	$1,970

Working capital	2,934	1,317	2,073	1,093	1,895

Total assets	7,155	4,823	4,182	2,991	3,985

Long-term portion of capital leases	-	-	7	19	11

Accumulated deficit	(61,555)	(64,777)	(65,925)	(68,092)	(71,964)

Total stockholders’ equity	6,151	3,091	2,081	1,108	3,223

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed earlier under “Risks and Uncertainties” in Item 1of Part I of this annual report.  While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.  The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview of our Business

Our company, iVOW, Inc., formerly Vista Medical Technologies, Inc., was founded in 1993 primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures. It was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed a suite of consulting products and services for the initiation, operation and management of obesity surgery programs. Starting in early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery Management Services business unit, located in Carlsbad, California, functioned as individual business units.  In April 2004, we sold the Visualization Technology business to concentrate on the obesity surgery services market.  We changed our name to iVOW, Inc. in February 2005, after merging our wholly owned subsidiary VOW Solutions, Inc., to align our corporate name with the brand name of our chronic and morbid obesity disease management business, which is now our exclusive focus.

We originally began offering training and consulting services to the obesity surgery market in 2001.   As a result of the disposition of our Visualization Technology business, we are now a pure play company in the bariatric market. We develop and market products and services for the bariatric surgery market. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a specialized area of general surgery, is focused on surgical weight reduction solutions for the very severely or morbidly obese.  We are exclusively focused on implementing disease management strategies for the control of chronic and severe obesity.  Our vision is to enable healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for chronic and morbidly obese patients. Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of continually successful medical and surgical programs for the treatment of chronic and morbid obesity.

Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity. Our initial focus on the severely obese patient, and gastric bypass surgery as the solution, is the platform upon which we will expand service to new obesity therapies as they are developed. We also plan to integrate a bariatric medical model into our surgical protocols, both to facilitate the long term care of post-surgical patients, and in due course, to treat obese patients who are not qualified for surgery.

In February 2004, we sold to a group of accredited investors 439,000 shares of common stock and warrants to purchase up to 219,500 shares of common stock, for a total of $588,260 as part of a unit offering.  We sold 219,500 units; each unit consisted of two (2) shares of common stock priced at $1.34 per share and a warrant to purchase one share of common stock. The 219,500 warrant shares are exercisable at a price of $1.97 per share and expire in February 2009.  The proceeds were used to fund our obesity disease state management business unit and our Visualization Technology business unit until it was sold in April 2004.

In April 2004, we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement signed on December 22, 2003.   The financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly.   See Loss from discontinued operations below and Note 2 to our financial statements.

In May 2004, we sold to a group of accredited investors 5,454,544 units of our securities for $0.85 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4.6 million, or $4.1 million net of expenses.  The 2,272,272 warrant shares are exercisable at a price of $0.95 per share and expire in May 2009.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 818,181 shares of our common stock of which 545,454 of these warrants are exercisable at a price of $1.02 per share and the remaining 272,727 warrants are exercisable at a price of $0.95 per share.  The warrants expire in May 2009.

In June 2004, we amended our Series A Certificate of Designations to allow us the right to issue equity securities for a price under $2.00.  For that right, the Series A holders received 1,400,000 shares of Viking common stock that we held valued at $28,000.  As part of the amendment, we were required to redeem 85,000 Series A Shares for $200,000.  In addition, we have the right to redeem an additional 300,000 Series A Shares at any time on or before January 15, 2006 in exchange for $500,000. If we choose to redeem the additional 300,000 Series A Shares, we will use cash that would otherwise fund our business operations.

In August 2004, we announced the signing of the first full management contract for an iVOW Center, which covers the launch and ongoing management of an obesity surgery program.  The agreement is a 3-year renewable contract with Pioneers Memorial Healthcare District of Brawley, CA.

In October 2004, at a special meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance Plan from 1,092,500 to 2,592,500.

Our discussion of our results of operations will be focused on our remaining business, which is now exclusively focused on our chronic and morbid obesity disease management business.

Critical Accounting Policies

                The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements.  The significant accounting policies, which we believe are most critical in gaining an understanding of our financial statements, include policies and judgments relating to reclassification, revenue recognition, and inventories.  Actual results could differ materially from these estimates.  Our significant accounting policies are summarized in the notes to our consolidated financial statements.  The significant accounting policies which we believe are the most critical in gaining full understanding and evaluating our reported financial results include the following:

Reclassification/Restatement

In late September 2004 we filed an Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to restate our previously issued financial statements for the year ended December 31, 2003 to reflect our Visualization Technology business as a discontinued operation.  Additionally in 2004, we have reclassified costs and expenses of our continuing operations in the statements of operations for the years 2002 and 2003, and the first three quarters of 2004, to be on a comparative basis with 2004.  The change in reporting implemented for 2004 is the direct result of the sale of our technology business and the transitioning from a manufacturing business to a management and consulting business.  Reclassifications were made based on our estimate of time spent on various activities along with estimates of related indirect costs.  The table below presents the amounts previously reported in the 10-K/A for 2003 and balances after reclassifications for 2002 and 2003.

	As previously reported in the 2003 10-K/A		After reclassification
	2002	2003	2002	2003
Cost and expenses
Cost of revenue	$797,528	$574,599	$1,174,447	$1,155,234
Product development	—	—	158,073	167,610
Sales and marketing	2,138,639	1,755,215	1,603,647	1,006,970
General and administrative	1,082,003	1,226,145	1,082,003	1,226,145
Total cost and expenses	$4,018,170	$3,555,959	$4,018,170	$3,555,959

	As previously reported		After reclassification
	Quarter ended June 30, 2004	Quarter ended September 30, 2004	Quarter ended June 30, 2004	Quarter ended September 30, 2004
Cost and expenses
Cost of revenue	$61,706	$45,177	$253,241	$217,583
Product development	—	—	96,865	96,376
Sales and marketing	626,288	619,364	249,247	352,165
General and administrative	281,732	507,780	370,373	506,197
Total cost and expenses	$969,726	$1,172,321	$969,726	$1,172,321

Revenue Recognition

Revenue generated from our disease state management of morbid obesity business is recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured.  Any payments received in advance of completion of the service are recorded as deferred revenue.  Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured.

Sales returns are estimated based on the historical experience and management’s expectations and are recorded at the time product revenue is recognized.

We received semiannual payments as a result of fulfilling certain obligations related to our strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that we have complied with all contractual obligations.  The strategic alliance agreement ended in December 2004.

Inventory

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include only finished goods related to our disease state management of morbid obesity business.

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

Investment in Equity Securities of Viking Systems, Inc.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Note 4) valued at $0.02 per share or $61,080, which reflected the fair value of the shares at the time the shares were acquired.  In June 2004, 1,400,000 of these shares valued at $0.02 per share, or $28,000, were used to obtain certain rights from our Series A holders (see Note 9) with the remaining 1,654,000 shares valued at $33,080.   In October 2004, the Viking common stock began trading on the Over The Counter Bulletin Board and, accordingly, has been adjusted to fair value.  Viking is a relatively new company and there is a limited market for Viking common stock even though it is publicly quoted.   The limited trading market for Viking common stock may cause fluctuations in the market value of the common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market which could have an effect on both the carrying value and our stockholders’ equity.  There is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

 The investment in Viking Systems, Inc. common stock is classified as available for sale as of December 31, 2004.  The cost and fair value of the equity securities at December 31, 2004 are as follows:

Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$1,273,580	$1,306,660

Our Results of Operations

Year ended December 31, 2004 compared with year ended December 31, 2003

Revenues

Revenues from continuing operations were $1,651,000 for the year ended December 31, 2004 as compared to revenues from continuing operations of $2,489,000 for the year ended December 31, 2003, representing a decrease of $838,000 or 34%. The decrease in revenue was associated with lower training and consulting services and contract revenue from a strategic partner. While revenues decreased, our most important business indicator, VOW program management fees, increased as a result of signing up our first, full-fledged VOW center in the third quarter of 2004.  We also saw an increase in vitamin sales for both periods.  We anticipate that revenues will increase slightly over current levels with greater quarterly growth expected in 2005.  However, no contract revenue is projected for 2005.

Increase/(decrease) over prior year	2004
Management fees	$248,000
Training and consulting fees	(727,000)
Vitamins sales	58,000
Contract revenue	(417,000)
$(838,000)

The decrease associated with lower clinical training services and to a lesser degree consulting services was the result of a change in the market as demand shifted from the requirement to be trained to more of a focus on the operational aspects of bariatric programs in 2004.  The decrease was further affected by events during the first half of 2004, including the sale of the technology business and the raising of new capital, which required a significant focus on non-operational business activities.  This diverted focus affected the third and fourth quarters by providing a lower revenue base to begin our transition to a pure play disease state management business.   Other factors that contributed to the decrease in training and consulting services in 2004 included some market slowing because of payor uncertainty, and the difficulty in hiring of key sales personnel.  For the year ended December 31, 2004, two customers made up 30% and 11% of total revenues, respectively.

Cost and expenses

The following analysis of costs and expenses is based on a reclassification of cost and expenses.  See “Reclassification/Restatement” under Critical Accounting Policies.

	2003	2004
Cost of revenues	$1,155,000	$1,193,000
Product development	168,000	406,000
Sales and marketing	1,007,000	1,197,000
General and administrative	1,226,000	1,798,000

Total costs and expenses	$3,556,000	$4,594,000

Cost of revenues.  Our cost of revenues increased by $38,000 in 2004 as gross margins decreased from 54% in 2003 to 28% in 2004.  The gross margins were 27% in 2003 and (4%) in 2004, when backing out the strategic partners contract revenue.  Cost of revenues includes the fully burdened cost associated with management, consulting and training services and the cost of goods and related expenses for vitamins.  The increase in cost and the decrease in gross margin for 2004 were associated with the expansion of our workforce to set up and manage iVOW centers; there were no centers under management in 2003, and two (2) centers by the end of 2004.  Also, staff was hired to work on consulting assignments.  While it would be more economical to have a reduced workforce, it is not possible to hire experienced quality part time professional staff to perform the level of work required to maintain existing customers or to obtain new customers.  We do expect our gross margins to improve in the future based on an increase in management and consulting contracts; however, gross margins are expected to fluctuate in the future due to product mix.

Product development.  Product and development expenses increased by $238,000, or 142% in 2004 over 2003.  This increase is due to an expanded work force and the related expenses associated with identifying and developing new and complimentary products.  This is a result of our efforts throughout the year to expand our capabilities to become a complete chronic and morbid obesity disease management business and rather than a consulting practice focused on surgical treatment for morbid obesity as we were in 2003.

Sales and marketing expenses.  Our sales and marketing expenses were up slightly in 2004, by $190,000, or 19%, over 2003.  The increase in sales and marketing expenses during 2004 was primarily attributable to increased efforts to sign up new iVOW centers during the second half of 2004.  We do expect a slight steady increase in sales and marketing expenses during 2005 as we continue to expand our field activities in the chronic and morbid obesity disease management business.

General and administrative expenses.  Our general and administrative expenses were up $572,000, or 47%, to $1,798,000 in 2004.  The increase in general and administrative expenses during 2004 was primarily attributable to increased professional services for legal and audit along with salaries and related expenses.  We expect our general and administrative expenses to increase in future years to support our business growth efforts and to comply with the requirements of the Sarbanes-Oxley Act.

Other income and losses

Other income, net.  Our other income, net, was ($28,000) in 2004 compared to $32,000 in 2003.  The decrease in other income is due to lower interest on investments, $27,000 for 2004 and $37,000 for 2003, and higher interest expense on equipment leasing, $7,000 in 2004 and $5,000 in 2003, due to having a full year of interest in 2004 as opposed to less than a full year in 2003.  Also included in the decrease in other income is an expense of $48,000 in 2004 associated with S-3 filing related fees paid in the third quarter.

Loss from discontinued operations.  The loss from discontinued operations resulted from the sale of our technology business in April 2004.  The decrease in revenue and expenses in 2004 when compared to 2003 is directly related to having only three and one-half months of operations in 2004 (29% of a full year of operations) and a full year of operations in 2003.  When proportionately comparing the two years, revenue was off by 80%, which is greater than the 71% expected, due to lower than expected market penetration.  Expenses were in line in 2004 a partial year comparison.  The major reason that expenses were not reduced further was due to the portion of fixed expenses compared to variable expenses at these operating levels.

	2003 (12 months of operations)	2004 (3 ½ months of operation)	2004 % Change (29% of full year)
Revenues	$6,220,000	$1,227,000	(80)%

Cost of revenues	4,610,000	1,036,000	(78)%
Research and development	1,178,000	330,000	(72)%
Sales and marketing	323,000	79,000	(76)%
General and administrative	1,123,000	415,000	(63)%
Total cost and expenses	7,234,000	1,860,000	(74)%
Loss from discontinued operations	$(1,014,000)	$(633,000)	(37)%

Income Taxes

                At December 31, 2004, we have federal and state tax net operating loss carryforwards of approximately $59,192,000 and $8,403,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $1,081,000 of the state tax loss carryforwards expired in 2004, and will continue to expire in future periods unless previously utilized.  At December 31, 2004, we also have federal and state research tax credit carryforwards of approximately $2,277,000 and $130,000, respectively, which will begin to expire in 2010 unless previously utilized.  We have retained the federal and state tax loss carryforwards and other tax attributes of the Visualization Technology business.  We have provided a full valuation allowance on the deferred tax assets, as realization of such assets is uncertain.

Year ended December 31, 2003 compared with year ended December 31, 2002

Revenues

                Revenues from continuing operations were $2,489,000 for the year ended December 31, 2003 as compared to revenues from continuing operations of $3,543,000 for the year ended December 31, 2002, representing a decrease of $1,054,000 or 30%.  This decease in revenues in 2003 was primarily due to fewer training programs related to our bariatric surgery preceptorships along with lower contract revenues and offset by an increase in vitamin sales.  For the year ended December 31, 2003, revenues from one customer represented 37% of total revenues.

Increase/(decrease) over prior year	2003
Management fees	$—
Training and consulting fees	(1,057,000)
Vitamin sales	86,000
Contract revenue	(83,000)
$(1,054,000)

Cost and expenses

The following analysis of costs and expenses is based on a reclassification of cost and expenses.  See “Reclassification/Restatement” under Critical Accounting Policies.

	2002	2003
Cost of revenues	$1,174,000	$1,155,000
Product development	158,000	168,000
Sales and marketing	1,604,000	1,007,000
General and administrative	1,082,000	1,226,000
Total cost and expenses	$4,018,000	$3,556,000

Cost of revenues.  Our gross margins decreased from 67% in 2002 to 54% in 2003 even though our cost of revenues decreased by $19,000 in 2003.  The gross margins were 50% in 2002 and 27% in 2003, when backing out the strategic partners contract revenue, which was somewhat unchanged from year to year.  Cost of revenues includes the fully burdened cost associated with management, consulting and training services and the cost of goods and related expenses for vitamins.  While costs remained somewhat flat, the decrease in gross margin for 2003 was primarily associated with the reduction in the number of training programs that we conducted during 2003 due to competition.

Product development.  Product and development expenses increased by $10,000 in 2004 over 2003, or 6%.  This increase was due to an expanded effort late in the year to identifying and developing new and complimentary products.

Sales and marketing expenses.  Our sales and marketing expenses decreased in 2003, by $597,000 or 37%, over 2002.  The decrease in sales and marketing expenses during 2003 was primarily attributable to lower consulting services as well as lower promotional and advertising expenses.

General and administrative expenses.  Our general and administrative expenses were up $144,000, or 13%, to $1,226,000 in 2003.  The increase in general and administrative expenses during 2004 was primarily attributable to increased professional services for legal and audit along with salaries and related expenses.

Other income and losses

Interest income. Our net interest income was $32,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 was due primarily to interest recorded on notes receivable from stockholders, partially offset by decreasing average cash balances and lower interest rates.

Loss from discontinued operations

	2002	2003
Revenues	$7,563,000	$6,220,000

Cost of revenues	5,191,000	4,610,000
Research and development	1,710,000	1,178,000
Sales and marketing	551,000	323,000
General and administrative	800,000	1,123,000
Total cost and expenses	8,252,000	7,234,000
	$(689,000)	$(1,014,000)

Revenues.  Revenues were $6,220,000 for the year ended December 31, 2003, down from $7,563,000 for the year ended December 31, 2002.   This decrease was primarily due to a $1,000,000 write off associated with the bankruptcy of a customer and a decrease in camera sales to our original equipment manufacturer customers.

Cost of revenues.  Our cost of revenues were $4,610,000 and $5,191,000 for the years ended December 31, 2003 and 2002, respectively.  Our gross margins were 26% and 31% for the years ended December 31, 2003 and 2002, respectively.  The decrease in gross margin was primarily due to lower sales of higher margin equipment.

Research and development.  Our research and development expenses were $1,178,000 and $1,709,000 for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $531,000 or 31%.  The decrease in research and development expenses during 2003 was primarily attributable to higher spending on the next generation product development in 2002 as compared to 2003.

Sales and marketing.  The decrease in sales and marketing expense to $323,000 in 2003 from  $551,000 in 2002 was primarily due to a reduced selling and marketing effort in the sale of equipment.

General and administrative.  The increase in general and administrative expenses from $800,000 in 2002 to $1,123,000 in 2003 was due to higher professional fees.

Liquidity and Capital Resources

Our principal sources of liquidity have been funds raised from public and private placements of our capital stock and, to a lesser degree, cash flows generated from operations and the sale of our technology business to Viking System, Inc.  At December 31, 2004, we had cash and cash equivalents of $1,970,000.

Net cash used in operating activities was approximately $542,000, $1,321,000 and $3,492,000, in 2002, 2003 and 2004, respectively.  The increase in net cash used in operating activities of $2,171,000 during 2004 over 2003 was primarily attributable to increased net loss of $1,555,000 due to a decrease in revenues of $838,000, an increase in operating expenses of $1,038,000 and a reduction in the level of deferred revenues of $411,000 in 2004, which is cash received in prior years and recognized as revenue in 2004.  The increase in net cash used in operating activities during 2003 compared to 2002 was primarily attributable to increasing net losses due to lower revenues and an increase in the change in assets and liabilities related to discontinued operations.

Net cash provided from investing activities was approximately $128,000, $163,000 and $641,000 in 2002, 2003 and 2004, respectively.  The increase in cash provided from investing activities for 2004 of $478,000 was primarily attributed to the $497,000 in proceeds received during the year from the sale of our technology business in April 2004.  The increase in cash in 2003 of $35,000 was primarily attributable to $40,000 in maturities of short-term investments.

Cash flows from financing activities were $71,000,  $1,150,000 and $4,372,000 in 2002, 2003 and 2004, respectively.  The increase in net cash flows provided by financing activities of $3,222,000 in 2004 was principally attributable to $3,693,000 more received from the sale of our common stock in 2004 over 2003, $4,651,000 in 2004 compared to $958,000 in 2003.   Also during 2004, we redeemed 85,000 shares of our Series A Convertible Preferred Stock for $200,000, paid off our 2003 short-term bank borrowings of $200,000 and issued  $202,000 in short term notes to finance our annual insurance premiums, which were paid down by $74,000 in 2004.  The cash flows from financing activities in 2003 were primarily attributable to proceeds from a private placement of preferred stock for approximately $950,000 and short term bank borrowings of $200,000.

We incurred net losses and negative net cash flows from operating activities in 2002, 2003 and 2004, and at December 31, 2004, had an accumulated deficit of $72.0 million.  At December 31, 2004, we had cash and cash equivalents of $1,970,000.   We believe that our cash and cash equivalents, together with anticipated 2005 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through at least June 2005.  These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding.  However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products.  In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

At December 31, 2004, we are obligated under an operating lease, principally related to real estate.  Additionally, we are obligated under capital leases related to computer hardware.  The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2004:

Year ending December 31,	Operating Leases	Capital Leases
2005	$11,000	$20,530
2006	—	11,146
	$11,000	31,676
Less - amounts representing interest		(4,191)
Principal of capital lease obligation		27,485
Less - current portion of capital lease obligations		(16,969)
Long term portion of capital lease obligations		$10,516

Related Party Transactions

We have a sublease agreement for our California office space.  The sublease agreement has been executed with another company, of which our former Chairman of the Board is also a Director.  Total rental payments of $118,000 were paid to this company in 2004.  As of December 31, 2004 we had $35,659 payable to our directors and officers.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements other than the operating lease commitments described above.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends SFAS 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

Item 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, our investment portfolio included no fixed-income securities.

At December 31, 2004, our investment in equity securities of Viking Systems, Inc. is held as available for sale securities. Accordingly, there is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

Item 8.                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.       CONTROLS AND PROCEDURES

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the year covered by this report.  Based on the foregoing, our executive officer and chief financial officer concluded that as of December 31, 2004, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with the audit of our 2004 financial statements, management, together with J. H. Cohn LLP, our independent registered public accounting firm, identified the existence of several significant deficiencies related to the preparation of our financial statements and notes thereto.  These significant deficiencies collectively amount to a material weakness in our internal control over financial reporting.

In response to the matters identified, we have taken steps to strengthen our internal control over financial reporting to remediate the significant deficiencies.  Specifically, we have taken, or intend to take, the following steps, among others:

•   We have expanded and enhanced our accounting and reporting staff by adding a full time accountant and have begun training our financial analyst in financial reporting;

•   We intend to expand our financial disclosure and reporting knowledge through continuing education courses so as to minimize our financial reporting deficiencies in the future.

Other than as set forth above, there has been no other change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

                                                None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                (a)                                  Identification of Directors.  The information under the caption “Proposal 1 - Election of Directors,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 1, 2005, is incorporated herein by reference.

                                                (b)                                 Identification of Executive Officers.  The information under the headings “Executive Officers and Key Employees,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 1, 2005, is incorporated herein by reference.

                                                (c)                                  Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 1, 2005, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

                                                The information under the headings “Executive Compensation and Other Information,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 1, 2005, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                                The information required under this item is incorporated herein by reference to our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 1, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                                The information under the heading “Certain Relationships and Related Transactions,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 1, 2005, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

                             The information under the heading “Proposal No. 3 — Ratification of Independent Auditor”, appearing in our Proxy Statement related to our Annual Meeting of stockholders to be held on June 1, 2005, is incorporated herein by reference.

PART IV

Item 15.                                                       EXHIBITS AND FINANCIAL STATEMENTS

(a)                                  (1)                                  Financial Statements

The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2003 and 2004
Consolidated Statements of Operations for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003, and 2004
Notes to Consolidated Financial Statements

(b)           Exhibits

NUMBER EXHIBIT	DESCRIPTION

3.1(1)	Second Restated Certificate of Incorporation
3.4(2)	Restated Bylaws.
3.2(14)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3(15)	Certificate of Designations of Series A Convertible Preferred Stock
4.1(2)	Form of certificate for common stock.
4.2(15)	Registration Rights Agreement dated March 3, 2003, with the parties listed on Exhibit A thereto.
10.1(2)	Series A-1 Preferred Stock Purchase Agreement with the purchasers listed on Schedule A thereto, dated July 27, 1995.
10.2*(2)	Manufacturing Supply Agreement with Kaiser Electro-Optics, Inc., dated July 19, 1995.
10.3(2)	Amended and Restated Investors’ Rights Agreement with the stockholders listed on Schedule A thereto, dated November 27, 1996.
10.4(2)	Amendment to the Amended and Restated Investors’ Rights Agreement with Heartport and the stockholders listed on Exhibit A thereto, dated February 22, 1997.
10.5(2)	Letter Agreement regarding Investment Representations and Registration Rights between us and Urohealth Systems, Inc., dated December 13, 1996.
10.5(b)(15)	Preferred Stock Purchase Agreement dated March 3, 2003, with the parties listed on Schedule A thereto.
10.6*(2)	Consulting Agreement with Harry R. McKinley, dated September 15, 1995, as amended.
10.7(2)	Form of Professional Services Agreement.
10.8(2)	Form of Non-Disclosure Agreement for Proprietary or Business Confidential Information.
10.9(2)	Non-Competition, Non-Disclosure and Patent and Inventions Assignment Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991.

10.10*(2)	License and Development Agreement among Harry R. McKinley, McKinley Optics, Inc. and AST, dated December 18, 1991, as amended on June 28, 1994.
10.11*(2)	License Agreement with Allen Newman, dated September 2, 1994, as amended December 13, 1996.
10.12*(2)	Agreement to Amend License and Development Agreement with Harry R. McKinley and McKinley Optics, Inc., dated September 15, 1995.
10.13*(2)	License Agreement with Kaiser Aerospace, dated July 19, 1995.
10.14*(2)	Technology Strategic Alliance: Memorandum of Understanding with Kaiser Electro Optics, Inc., dated July 19, 1995.
10.15*(2)	Non-Exclusive License Agreement with Fuji Photo Film Co., Ltd. and Fuji Photo Film Optical Co., Ltd., dated June 25, 1996.
10.16(2)

Lease dated April 14, 1994, as amended by a certain First Amendment to Lease dated March 29, 1996 and a Second Amendment to Lease dated October 22, 1996 with Robert F. Tambone, as Trustee of MAT Realty Trust, u/d/t dated June 4, 1986.

10.17(2)	Standby Letter of Credit from Silicon Valley Bank, dated August 9, 1996.
10.18(2)	1995 Stock Option Plan.
10.19(2)	1995 Stock Option Plan Form of Notice of Grant.
10.20(2)	1995 Stock Option Plan Form of Stock Option Agreement.
10.21(2)	1995 Stock Option Plan Form of Stock Purchase Agreement.
10.22(2)	1997 Stock Option/Stock Issuance Plan, as amended.
10.23(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.24(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.25(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.26(2)	1997 Employee Stock Purchase Plan.
10.27(2)	Form of Indemnification Agreement between us and each of our directors.
10.28(2)	Form of Indemnification Agreement between us and each of our officers.
10.29(2)	Form of Waiver of Registration Rights, dated February 28, 1997.
10.30(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.31(2)	Stock Issuance Agreement dated March 3, 1997 with those purchasers set forth in Schedule A.
10.32(4)	Common Stock Purchase Warrant with Silicon Valley Bank, dated October 23, 1997.
10.33(4)	Second Amendment to the Amended and Restated Investor’s Rights Agreement with Silicon Valley Bank and the Stockholders listed on Exhibit A thereto, dated October 22, 1997.
10.38(5)	Amended and Restated Sales Agreement with Medtronic, Inc., dated June 26, 1998 (with certain confidential portions omitted).
10.39(6)	Vista Medical Technologies, Inc., Industrial Real Estate Lease with Ocean Point Tech Centre dated July 7, 1998.
10.40(7)	Amendment Number One to License Agreement with Imagyn Medical Technologies, Inc., dated October 2, 1998.
10.41(7)	Employment Agreement with John Lyon dated December 28, 1998.
10.42(7)	Employment Agreement with Koichiro Hori dated December 28, 1998.
10.43(7)	Employment Agreement with Allen Newman dated December 28, 1998.
10.44(7)	Employment Agreement with Robert De Vaere dated December 28, 1998.
10.45(8)	Fifth Amendment to Lease dated April 30, 1999.
10.46(8)	Sofamor Danek letter Amendment dated April 1999.
10.47(9)	Agreement with John Lyon dated July 20, 1999.
10.48(9)	Agreement with Koichiro Hori dated July 20, 1999.
10.49(9)	Agreement with Allen Newman dated July 20, 1999.
10.50(9)	Agreement with Robert De Vaere dated July 20, 1999.
10.51*(10)	Sales Agreement with Richard Wolf, GmbH, dated December 22, 1999.
10.52(11)	Termination Agreement with Medtronic, Inc., dated March 27, 2000.
10.53(11)	Transition Agreement with Medtronic,Inc., dated March 27, 2000.
10.54(11)	Common Stock purchase Agreement with John Kennedy, dated as of August 2, 2000.
10.55(12)	Amendment Two to Industrial Real Estate Lease with Ocean Pacific Tech Centre, dated January 30, 2001.
10.56(12)	Exclusive Distribution Agreement with Jomed International, dated as of May 19, 2000.
10.57(12)	Cooperative Technology Agreement with Jomed International, dated as of May 19, 2000.
10.58*(13)	Exclusive Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc., dated as of June 22, 2001.
10.59(16)	Asset Purchase Agreement with Viking Systems, Inc. dated as of December 22, 2003.
23.1**	Consent of J. H. Cohn LLP, Independent Registered Public Accounting Firm
23.2**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)                                                                    Incorporated by reference to our Form 10-Q, filed on November 13, 1997.

(4)                                                                    Incorporated by reference to our Form 10-K, filed on March 30, 1998.

(5)                                                                    Incorporated by reference to our Form 10-Q, filed on August 13, 1998.

(6)                                                                    Incorporated by reference to our Form 10-Q, filed on November 13, 1998.

(7)                                                                    Incorporated by reference to our Form 10-K, filed on March 29, 1999, as amended on September 7, 1999.

(8)                                                                    Incorporated by reference to our Form 10-Q, filed on August 13, 1998, as amended on September 7, 1999.

(9)                                                                    Incorporated by reference to our Registration Statement on Form S-1 filed on September 7, 1999.

(10)                                                              Incorporated by reference to our Form 10-K, filed on March 29, 2000.

(11)                                                              Incorporated by reference to our Form 10-Q, filed May 12, 2000.

(12)                                                              Incorporated by reference to our Form 10-K filed April 2, 2001.

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

**                                  Filed herewith

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Commission prior to the time they are distributed to the Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iVOW, INC.

Date: March 31, 2005	By:	/s/ John R. Lyon
John R. Lyon
Chief Executive Officer

                Know all men by these presents, that each person whose signature appears below constitutes and appoints John R. Lyon or Howard Sampson, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John R. Lyon	Chief Executive Officer	March 31, 2005
(John R. Lyon)	and Chairman of the Board (Principal Executive Officer)

/s/ Howard Sampson	Vice President of Finance and	March 31, 2005
(Howard Sampson)	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ George B. DeHuff	Director	March 31, 2005
(George B. DeHuff)

/s/ James Durham	Director	March 31, 2005
(James Durham)

/s/ James Hornthal	Director	March 31, 2005
(James Hornthal)

/s/ Michael Owens	Director and President	March 31, 2005
(Michael Owens)

/s/ Scott Pancoast	Director	March 31, 2005
(Scott Pancoast)

/s/ Fred Toney	Director	March 31, 2005
(Fred Toney)

IVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Index to Consolidated Financial Statements

Report of J. H. Cohn LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2003 and 2004
Consolidated Statements of Operations for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003, and 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders

iVOW, Inc.

We have audited the accompanying consolidated balance sheet of iVOW, Inc. (formerly Vista Medical Technologies, Inc. and Subsidiary) as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVOW, Inc. as of December 31, 2004, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative net cash flows from operating activities from its inception.  As of December 31, 2004, the Company had an accumulated deficit, and its management believes that the Company will require additional financing to fund its operations beyond June 2005, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1. The 2004 consolidated financial statements referred to above do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ J. H. Cohn LLP
San Diego, California
February 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

iVOW, Inc.

We have audited the accompanying consolidated balance sheets of iVOW, Inc. (f/k/a Vista Medical Technologies, Inc.) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003.  Our audit also included the financial statement schedule listed in the index at Item 15(a) for the two years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iVOW, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, iVOW, Inc. continues to experience losses from operations and has accumulated losses totaling $68.1 million through December 31, 2003.  At December 31, 2003, the Company had cash, cash equivalents and short-term investments of $636,000.  The Company will require additional financing to fund its operations through January 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan as to this matter is described in Note 1. The 2003 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 22, 2004

iVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Consolidated Balance Sheets

	December 31,
	2003	2004
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$448,943	$1,969,561
Short-term investments	187,209	—
Accounts receivable	286,152	176,291
Due from Viking System, Inc.	—	188,797
Inventories	45,275	62,094
Assets related to discontinued operations	1,881,237	—
Prepaid insurance	98,823	197,551
Other current assets	9,499	51,812
Total current assets	2,957,138	2,646,106
Equipment, net of accumulated depreciation of $47,752 for 2003 and $92,988 for 2004	34,023	31,743
Investment in marketable equity securities of Viking Systems, Inc, available for sale	—	1,306,660
Total assets	$2,991,161	$3,984,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,631	$288,083
Current portion of capital lease obligations	16,517	16,969
Short-term bank borrowings	200,000	—
Short-term notes	—	128,219
Accrued compensation	134,156	164,937
Related party liabilities	58,591	35,659
Deferred revenue	442,500	31,250
Liabilities related to discontinued operations	755,550	—
Accrued liabilities	115,428	85,896
Total current liabilities	1,864,373	751,013
Long-term portion of capital lease obligations	18,624	10,516
Total liabilities	1,882,997	761,529

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 5,000,000 issued and outstanding shares – 1,000,000 in 2003 and 915,000 in 2004 (Liquidation value of $3,477,000)	1,068,686	1,108,592
Common stock, $.01 par value: Authorized shares – 35,000,000 issued and outstanding shares – 5,007,918 in 2003 and 10,946,264 in 2004	50,079	109,462
Additional paid-in capital	68,111,244	72,702,851
Accumulated other comprehensive income	—	1,273,580
Deferred compensation	(29,856)	(7,896)
Accumulated deficit	(68,091,989)	(71,963,609)
Total stockholders' equity	1,108,164	3,222,980
Total liabilities and stockholders' equity	$2,991,161	$3,984,509

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Consolidated Statements of Operations

	Year ended December 31,
	2002	2003	2004
	Restated	Restated
Revenues	$3,542,883	$2,489,117	$1,650,735
Cost and expenses:
Cost of revenues	1,174,447	1,155,234	1,193,417
Product development	158,073	167,610	405,612
Sales and marketing	1,603,647	1,006,970	1,196,883
General and administrative	1,082,003	1,226,145	1,797,985
Total costs and expenses	4,018,170	3,555,959	4,593,897

Loss from operations	(475,287)	(1,066,842)	(2,943,162)
Other income, net	17,426	32,390	(28,035)
Loss from continuing operations	(457,861)	(1,034,452)	(2,971,197)
Loss from discontinued operations	(689,290)	(1,014,251)	(632,516)
Net loss	(1,147,151)	(2,048,703)	(3,603,713)
Accretion of dividends on preferred stock	—	(118,686)	(135,922)
Deemed dividend on redemption of preferred stock	—	—	(131,985)

Net loss applicable to common stockholders	$(1,147,151)	$(2,167,389)	$(3,871,620)

Loss per share basic and diluted:
Continuing operations	$(0.09)	$(0.23)	$(0.37)
Discontinued operations	(0.14)	(0.20)	(0.07)
Net loss per common share applicable to common stockholders	$(0.23)	$(0.43)	$(0.44)

Shares used in computing basic and diluted net loss per common share	4,968,519	5,004,126	8,725,701

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2002	2003	2004
	Restated	Restated
Net loss	$(1,147,151)	$(2,048,703)	$(3,603,713)

Unrealized gain on available-for-sale securities	—	—	1,273,580

Total comprehensive loss	$(1,147,151)	$(2,048,703)	$(2,330,133)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Consolidated Statements Stockholders’ Equity

					Additional paid-in capital	Accumulated other comprehensive income	Notes receivable from Stockholders	Deferred compensation	Accumulated deficit	Total

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2001			4,913,031	$49,130	$67,974,087		$(78,375)	$(76,305)	$(64,777,449)	$3,091,088

Exercise of stock options and warrants for cash			64,808	649	34,982					35,631
Issuance of stock under employee stock purchase plan			23,910	239	34,792					35,031
Deferred compensation- issuance of options to consultants					36,000			(36,000)		—
Amortization of deferred compensation								66,358		66,358
Net loss									(1,147,151)	(1,147,151)

Balance at December 31, 2002			5,001,749	50,018	68,079,861		(78,375)	(45,947)	(65,924,600)	2,080,957

Exercise of stock options for cash			1,333	13	1,986					1,999
Issuance of stock under employee stock purchase plan			4,836	48	6,397					6,445
Deferred compensation - issuance of options to consultants					23,000			(23,000)		—
Amortization of deferred compensation								39,091		39,091
Issuance of stock – Series A preferred stock financing	1,000,000	$950,000								950,000
Forgiveness of notes receivable							78,375			78,375
Accretion of preferred stock dividends		118,686							(118,686)	—
Net loss									(2,048,703)	(2,048,703)

Balance at December 31, 2003	1,000,000	1,068,686	5,007,918	50,079	68,111,244		—	(29,856)	(68,091,989)	1,108,164

Exercise of stock options for cash			37,333	373	29,793					30,166
Issuance of stock under employee stock purchase plan			7,469	75	10,248					10,322
Unrealized gain on available for sale securities						$1,273,580				1,273,580
Amortization of deferred compensation								21,960		21,960
Issuance of stock			5,893,544	58,935	4,551,566					4,610,501
Redemption of preferred stock	(85,000)	(96,016)								(96,016)
Accretion of preferred stock dividends		135,922							(135,922)	—
Deemed dividend on redemption of preferred stock									(131,985)	(131,985)
Net loss									(3,603,713)	(3,603,713)

Balance at December 31, 2004	915,000	$1,108,592	10,946,264	$109,462	$72,702,851	$1,273,580	$—	$(7,896)	$(71,963,609)	$3,222,980

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2003	2004
	Restated	Restated
OPERATING ACTIVITIES
Net loss	$(1,147,151)	$(2,048,703)	$(3,603,713)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,488	39,264	45,236
Forgiveness of notes receivable	—	78,375	—
Amortization of deferred compensation	66,358	39,091	21,960
Changes in operating assets and liabilities:
Accounts receivable	(647,884)	361,732	109,861
Inventories	(57,421)	12,146	(16,819)
Other current assets	(60,148)	(48,174)	(141,041)
Accounts payable	177,189	(35,558)	146,452
Accrued compensation	109,618	24,538	30,781
Deferred revenue	494,167	(51,667)	(411,250)
Other liabilities	288,747	(114,728)	(52,464)
Changes in assets and liabilities related to discontinued operations	225,590	422,409	379,073
Net cash flows used in operating activities	(542,447)	(1,321,275)	(3,491,924)

INVESTING ACTIVITIES
Maturity of short-term investments	144,535	185,111	187,209
Purchase of property and equipment	(16,245)	(22,375)	(42,956)
Proceeds from the sale of business	—	—	496,736
Net cash flows provided by investing activities	128,290	162,736	640,989

FINANCING ACTIVITIES
Issuance of common stock, net	70,662	8,444	4,650,990
Issuance of Series A preferred stock	—	950,000	—
Redemption of Series A preferred stock			(200,000)
Issuance of short-term notes			202,406
Payment on short-term notes			(74,187)
Short-term bank borrowings (repayments)	—	200,000	(200,000)
Payments on capital leases.	—	(8,014)	(7,656)
Net cash flows provided by financing activities	70,662	1,150,430	4,371,553

Net increase (decrease) in cash and cash equivalents	(343,495)	(8,109)	1,520,618
Cash and cash equivalents at beginning of year	800,547	457,052	448,943
Cash and cash equivalents at end of year	$457,052	$448,943	$1,969,561

Non-cash transactions:
Acquisition of equipment through capital leases	$23,514	$43,141	$—
Accretion of cumulative dividends on preferred stock	—	$118,686	$135,922
Common shares of Viking Systems, Inc. received for the sale of the Visualization Technology business			$61,080
Common shares of Viking Systems, Inc. distributed to preferred stockholders			$(28,000)
Supplementary cash flow information:
Interest paid	$—	$4,992	$7,103

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc.

(formerly Vista Medical Technologies, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

iVOW, Inc., formerly Vista Medical Technologies, Inc., was founded in 1993 primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures. It was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed a suite of consulting products and services for the initiation, operation and management of obesity surgery programs. Starting in early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery Management Services business unit, located in Carlsbad, California, functioned as individual business units.  In April 2004, we sold the Visualization Technology business to concentrate on the obesity surgery services market.  We changed our name to iVOW, Inc. in February 2005, after merging our wholly owned subsidiary VOW Solution, Inc., to align our corporate name with the brand name of our chronic and morbid obesity disease management business, which is now our exclusive focus.

We originally began offering training and consulting services to the obesity surgery market in 2001.   As a result of the disposition of our Visualization Technology business, we are now a pure play company in the bariatric market. We develop and market products and services for the bariatric surgery market. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a specialized area of general surgery, is focused on surgical weight reduction solutions for the very severely or morbidly obese.  We are exclusively focused on implementing disease management strategies for the control of chronic and severe obesity.  Our vision is to enable healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for chronic and morbidly obese patients. Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of continually successful medical and surgical programs for the treatment of chronic and morbid obesity.

Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity. Our initial focus on the severely obese patient, and gastric bypass surgery as the solution, is the platform upon which we will expand service to new obesity therapies as they are developed. We also plan to integrate a bariatric medical model into our surgical protocols, both to facilitate the long term care of post-surgical patients, and in due course, to treat obese patients who are not qualified for surgery.

We incurred net losses and negative net cash flows from operating activities in 2002, 2003 and 2004, and at December 31, 2004, had an accumulated deficit of $72.0 million.  At December 31, 2004, we had cash and cash equivalents of $1,970,000.  We believe that our cash and cash equivalents, together with anticipated 2005 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through at least June 2005.  These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding, but cannot assure that we will be successful.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products.  In addition, increases in expenses and delays in signing new management and consulting contract may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

In February 2005, our subsidiary, VOW Solutions, Inc., was merged with Vista Medical Technologies, Inc., as part of the name change to IVOW, Inc.  The consolidated financial statements include the accounts of our wholly owned subsidiary, VOW Solutions, Inc. (“VOW”) prior to the merger and us.  Significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS/RESTATEMENT

Certain account balances for the prior years have been reclassified to conform to the current year financial statement presentation.

In late September 2004 we filed an Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to restate our previously issued financial statements for the year ended December 31, 2003 to reflect our Visualization Technology business as a discontinued operation.  Additionally in 2004, we have reclassified costs and expenses of our continuing operations in the statements of operations for the years 2002 and 2003, and the first three quarters of 2004, to be on a comparative basis with 2004.  The change in reporting implemented for 2004 is the direct result of the sale of our technology business and the transitioning from a manufacturing business to a management and consulting business.  Reclassifications were made based on our estimate of time spent on various activities along with estimates of related indirect costs.  The table below presents the amounts previously reported for continuing operations for 2002 and 2003 in the 10-K/A for 2003 and balances after reclassifications for 2002 and 2003.

	As previously reported in the 2003 10-K/A		After reclassification
	2002	2003	2002	2003
Cost and expenses
Cost of revenue	$797,528	$574,599	$1,174,447	$1,155,234
Product development	—	—	158,073	167,610
Sales and marketing	2,138,639	1,755,215	1,603,647	1,006,970
General and administrative	1,082,003	1,226,145	1,082,003	1,226,145
Total cost and expenses	$4,018,170	$3,555,959	$4,018,170	$3,555,959

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements.  Actual results could differ from those estimates.  See Reclassifications/Restatement above for a description of estimates used in the reclassification of expenses for 2002 and 2003.

REVENUE RECOGNITION

Revenue generated from our disease state management of morbid obesity business is recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured.  Any payments received in advance of completion of the service are recorded as deferred revenue.  Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured.

Sales returns are estimated based on the historical experience and management’s expectations and are recorded at the time product revenue is recognized.

We received semiannual payments as a result of fulfilling certain obligations related to our strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments are recognized as revenue on a straight-line basis over the related contract term, provided that we have complied with all contractual obligations.  The strategic alliance agreement ended in December 2004.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of money market funds and certificates of deposit. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. We evaluate the financial strength of institutions at which significant investments are made and believe the related credit risk is limited to an acceptable level.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, capital leases, short-term bank borrowings and short term notes, approximate their fair values at December 31, 2003 and 2004, due to the short-term nature of these financial instruments.

MARKETABLE SECURITIES

We have classified marketable securities as available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  In accordance with SFAS 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized.  The fair value of our marketable securities at December 31, 2004 is based on quoted market prices.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

ACCOUNTS RECEIVABLE

In the normal course of business, we extend unsecured credit to hospitals located throughout the United States. The Company routinely assesses the financial strength of its customers and believes that its trade accounts receivable credit risk exposure is limited.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include finished goods inventory at December 31, 2003 and 2004.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and include office computers, furniture and equipment at December 31, 2003 and 2004. We provide for depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, generally two to five years.  Depreciation expense related to continuing operations for the years ended 2002, 2003 and 2004 was $8,488, $39,264 and $45,236, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets.  We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

INCOME TAXES

We and our wholly owned subsidiaries file a consolidated federal income tax return.  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes.  Deferred income taxes are recognized for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income  (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss.  For the year ended December 31, 2004, comprehensive income (loss) other than our net loss, was comprised of an unrealized gain on available for sale securities.

LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of potential dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities.  Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 9) have been deducted from the net loss to arrive at net loss applicable to common stockholders.  Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the year ended December 31, 2002 include shares attributed to options to purchase up to 689,328 shares of common stock, For the year ended December 31, 2003, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 1,806,286 shares, comprised of 1,000,000 convertible preferred shares and options to purchase up to 806,286 shares of common stock.  For the year ended December 31, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 5,750,865 shares, comprised of 3,764,953 warrant shares, 915,000 convertible preferred shares and options to purchase up to 1,070,912 shares of common stock.

STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  We follow the disclosure-only alternative afforded by SFAS 123.  However, we account for stock-based compensation to non-employees using the fair value method prescribed by SFAS 123.

We apply the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option compensation plans. Under APB No. 25, compensation expense is measured using the intrinsic value method as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS 123 and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the years ended December 31, 2002, 2003 and 2004 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2002	2003	2004
	In thousands except per share amounts
Net loss applicable to common stockholders:
As reported	$(1,147)	$(2,167)	$(3,872)
Stock based compensation expense included in net loss	66	39	22
Pro forma compensation expense using fair value method	(344)	(262)	(296)
Pro forma net loss	$(1,425)	$(2,390)	$(4,146)

Basic and diluted net loss per share:
As reported	$(0.23)	$(0.43)	$(0.44)
Pro forma	$(0.29)	$(0.48)	$(0.48)

The fair value of each option granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2003	2004
Dividend Yield	None	None	None
Volatility	106%	124%	126%
Risk-free interest rate	2.6-6.5%	1.0-2.29%	1.94-3.32%
Expected life (years)	5	3	3
Per share grant date fair value	$3.47	$1.09	$1.38

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

We account for stock-based compensation to non-employees using the fair value method prescribed by SFAS 123.  As a result of stock options issued to non-employee, we recognized $36,000 and $23,000 in non-employee deferred compensation for the years ended December 31, 2002 and 2003, respectively.  The fair value of the non-employee stock options was derived from the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2002	2003
Dividend Yield	None	None
Volatility	231%	124%
Risk-free interest rate	3.05 - 3.5%	1.3%
Expected life (years)	3	3

ADVERTISING COSTS

Advertising costs are expensed as they are incurred.  Total advertising expenses for 2002, 2003 and 2004 were $33,003, $33,258 and $23,708, respectively.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends SFAS 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

2.  DISCONTINUED OPERATIONS

On April 15, 2004 we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003.  In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly.   Prior to the sale we conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.

Under the Asset Purchase Agreement, we sold all the operating assets and related liabilities of the Visualization Technology business to Viking.  In return, Viking agreed to (a) pay us $159,000 at closing, (b) issue to us 3,054,000 shares of Viking common stock, representing approximately 10% of its common shares outstanding on a fully diluted basis, and (c) remit to us the value of any former Visualization Technology inventory sold by Viking before April 15, 2005.  We also entered into a license agreement with Viking that will pay us royalties over the next five years based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five year period as follows: first year $150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalties of $4,500,000 over the five year period.  We will maintain ownership rights of all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us.  As a result, the value of the net assets sold, $746,614, is considered to be equal to the value of the net assets received and a gain is not recognized at the time of the transaction.  The Viking consideration, exclusive of cash, is considered non-monetary because Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds and to sustain its operations or fund its growth plan.  Additionally, there can be no assurance that Viking’s business will succeed, accordingly, all contractual amounts due us are at risk.  All proceeds received from Viking will be first credited against the Due from Viking Systems, Inc. account.  As of December 31, 2004, the balance Due from Viking Systems, Inc. is $188,797.  All proceeds in excess of the balance Due from Viking Systems, Inc. will be recorded as a gain from discontinued operations when received.  During the year ended December 31, 2004, we received from Viking $496,736 in proceeds from the sale of inventory by Viking.

Our financial results for the years ended December 31, 2002, 2003 and 2004 have been reclassified to show the results of operations for the Visualization Technology business as a discontinued operation.  The operating results of the discontinued operations were as follows:

	For the years ended December 31,
	2002	2003	2004
Revenues	$7,563,247	$6,220,091	$1,227,672
Cost and Expenses
Cost of sales	5,191,353	4,610,239	1,035,667
Research and development	1,709,534	1,177,656	330,014
Sales and marketing	551,393	323,177	78,678
General and administrative	800,257	1,123,270	415,829
Total cost and expenses	8,252,537	7,234,342	1,860,188
Loss from discontinued operations	$(689,290)	$(1,014,251)	$(632,516)

The equipment financing costs associated with the equipment sold to Viking have been included in discontinued operations.

The components of the net assets and liabilities of the discontinued operations were as follows:

December 31, 2003
Assets
Accounts receivable	$693,725
Inventory	1,113,932
Prepaid expenses	66,144
Property and equipment, net	7,436
Total assets	$1,881,237

Liabilities
Accounts payable	$561,207
Current portion of capital leases	7,467
Accrued compensation	101,837
Deferred revenue	37,500
Accrued liabilities	47,539
Total liabilities	$755,550

We have a severance agreement with a former employee who became an employee of Viking upon the sale of the Visualization Technology business.  Under the agreement, we may be required to pay the employee one year’s compensation (approximately $200,000) if the employee is terminated under certain circumstances within 18 months following the sale of the business or prior to October 2005.  No provision for such payment has been included in the results of discontinued operations and will not be provided for until such payment is probable.

3.  CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

As of December 31, 2003 and 2004, the Company’s cash, cash equivalents and short-term investments consisted of:

	2003	2004
Cash Money	$319,790	$89,916
market funds	129,153	1,879,645
Certificates of deposit	187,209	—

	$636,152	$1,969,561

All of the Company’s certificates of deposit held at December 31, 2003 matured in 2004.

4.  INVESTMENT IN EQUITY SECURITIES OF VIKING SYSTEMS, INC.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Note 2) valued at $0.02 per share or $61,080, which reflected the fair value of the shares at the time the shares were acquired.  In June 2004, 1,400,000 of these shares valued at $0.02 per share, or $28,000, were used to obtain certain rights from our Series A holders (see Note 9) with the remaining 1,654,000 shares valued at $33,080.   In October 2004, the Viking common shares began trading on the Over The Counter Bulletin Board and, accordingly, the carrying value of the available for sale marketable equity securities has been adjusted to fair value and the unrealized gain has been offset against stockholders’ equity at December 31, 2004.  There is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

The cost and fair value of the equity securities at December 31, 2004 are as follows:

Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$1,273,580	$1,306,660

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2003	2004
Audit fees	$41,420	$31,473
Legal fees	32,610	9,908
Consulting fee	—	30,000
Public company expenses	17,081	—
Other	24,317	14,515
Total	$115,428	$85,896

6. PROMOTION AGREEMENT

In June 2001, we entered into a Supply and Promotion Agreement with Ethicon Endo-Surgery, Inc. (EES). Under the agreement, we received payments in return for our commitment to promote use of EES equipment in certain training programs sponsored by us for the benefit of our customers with no obligation by our customers or us to purchase any EES equipment.  The agreement granted EES with the right of first negotiation to acquire certain technology of ours.  The agreement had a five year term, but could be terminated by EES upon 90 days notice.  This agreement expired in November 2003.  A new promotion agreement was executed in December 2003 under which $500,000 was received in 2003 and 2004 for optimization services provided, of which $250,000 was included in deferred revenue at December 31, 2003.  The agreement expired at the end of 2004 and no further payments are expected from EES after this point.  We recognized revenue ratably over the term of the agreement.  We recognized $1,000,000, $917,000 and $500,000 of revenue in each of the years 2002, 2003 and 2004, respectively, related to the EES agreement.

7.  COMMITMENTS

At December 31, 2004, we are obligated under an operating lease, principally related to real estate.  Additionally, we are obligated under capital leases related to computer hardware.  The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2004:

Year ending December 31,	Operating Leases	Capital Leases
2005	$11,000	$20,530
2006	—	11,146
	$11,000	31,676
Less - amounts representing interest		(4,191)
Principal of capital lease obligation		27,485
Less - current portion of capital lease obligations		(16,969)
Long-term portion of capital lease obligations		$10,516

At December 31, 2003 and 2004, we had equipment under capital leases with costs of $72,687 and $44,505, respectively, and accumulated depreciation of $41,163 and $35,233, respectively.

Rent expense related to continuing operations was $128,000, $104,000 and $149,813 for the years ended December 31, 2002, 2003 and 2004, respectively.  The operating lease expired in January 2005 and it is now month to month.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  There are no material legal proceedings pending against us.  We have been notified that a party intends to include us as a party to a medical malpractice lawsuit in Florida, but we have not yet been formally included or served, and we are contesting the issue.

8.  SAVINGS PLANS

We maintain a 401(k) plan for U.S. employees, which includes retirement income features consisting of employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios.  Our contributions are discretionary.  We made no contributions in 2002, 2003 and 2004.

9. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

In March 2003, we authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of equity securities.  Additionally, for as long as Series A Shares remain outstanding beyond April 2004, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) 25% of the total members of our Board of Directors.

In June 2004, we amended the Series A Certificate of Designations to allow us the right to issue equity securities for less than $2.00 per share.  For that right, the Series A holders received 1,400,000 shares of Viking common stock valued at $28,000, and we redeemed 85,000 Series A Shares for $200,000.  In addition, we have obtained the right to redeem an additional 300,000 Series A Shares at any time on or before January 15, 2006 for $500,000. The fair value of the Viking shares distributed of $28,000 and the $103,985 excess of the $200,000 payment over the prior contractual redemption value of the Series A shares have been accounted for as a deemed dividend of $131,985.

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

COMMON STOCK

In February 2004, we sold to a group of accredited investors 439,000 shares of common stock and warrants to purchase up to 219,500 shares of common stock, for a total of $588,260 as part of a unit offering. The warrants are exercisable at a price of $1.97 per share and expire in February 2009.

In February 2004, our former subsidiary VOW Solutions, Inc., adopted the VOW Solutions, Inc. 2004 Stock Option/Stock Issuance Plan (the “VOW Plan”) for the benefit of VOW’s eligible employees, consultants, and directors. The VOW Plan initially reserved 150,000 shares of common stock of VOW for issuance.  During 2004, options to purchase up to an aggregate of 112,500 shares of common stock had been issued to officers and one director under the VOW Plan, none of which had been exercised.  In December 2004, the VOW options were exchanged for Vista Medical Technologies, Inc. options at identical terms.  VOW had 1,000,000 shares of common stock outstanding as of December 31, 2004.  In February 2005, VOW Solutions, Inc. was merged with the parent Vista Medical Technologies, Inc.

In May 2004, we sold to a group of accredited investors 5,454,544 units of our securities for $0.85 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4.6 million, or $4.1 million net of expenses.  The 2,727,272 warrant shares are exercisable at a price of $0.95 per share and expire in May 2009.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 818,181 shares of our common stock of which 545,454 of these warrants are exercisable at a price of $1.02 per share and the remaining 272,727 warrants are exercisable at a price of $0.95 per share and expire in May 2009.

COMMON STOCK RESERVED

At December 31, 2004, we have reserved the following shares of common stock for future issuance:

Conversion of Series A Convertible Preferred Stock	915,000
Exercise of outstanding warrants	3,764,953
Exercise of outstanding options	1,070,912
Options available for grant	1,208,924
Available for issuance under the 1997 Employee Stock Purchase Plan	55,289
7,015,078

1995 STOCK OPTION PLAN

We reserved 221,607 shares of common stock under the 1995 Stock Option Plan (the “1995 Plan”) for issuance to eligible employees, officers, directors, advisors and consultants. The 1995 Plan provides for the grant of incentive and nonstatutory stock options. The Board of Directors determines terms of the stock option agreements, including vesting requirements, subject to the provisions of the 1995 Plan. Options granted by us generally vest over four to five years and are exercisable from the date of grant for a period of ten years.

The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the stock on the date of grant. We have the option, in the event of termination of employment, to repurchase unvested shares issued under the 1995 Plan at the original issue price.  No additional shares are available for issuance under the 1995 Plan.

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, we adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”). The 1997 Plan incorporates the outstanding options under the 1995 Plan and no further options will be granted under the 1995 Plan.  At December 31, 2004, we had a total of 2,592,500 shares authorized for issuance under the 1997 Stock Option/Stock Issuance Plan, which is an increase of 1,500,000 shares approved by the stockholders in October 2004, and 1,208,924 options were available for future grant.  Options granted by us generally vest over three to five years and are exercisable from the date of grant for a period of ten years.

The following tables summarizes stock option activity under all option plans:

	Number of Shares	Exercise Price per Share			Weighted Average Exercise Price per Share
Balance at December 31, 2001	564,130	$0.80	-	$57.50	$5.50
Granted	183,700	$3.12	-	$4.00	$3.76
Exercised	(15,003)	$0.80	-	$2.50	$2.24
Canceled	(43,499)	$2.50	-	$45.25	$19.09

Balance at December 31, 2002	689,328	$0.80	-	$57.50	$4.25
Granted	185,050	$0.89	-	$1.84	$1.56
Exercised	(1,333)	$1.50	-	$1.50	$1.50
Canceled	(66,759)	$0.89	-	$39.50	$5.13

Balance at December 31, 2003	806,286	$0.80	-	$57.50	$3.56
Granted	630,000	$1.00	-	$2.30	$1.38
Exercised	(37,333)	$0.80	-	$0.89	$0.81
Canceled	(328,041)	$0.80	-	$39.50	$2.88

Balance at December 31, 2004	1,070,912	$0.80	-	$57.50	$2.35

			OUTSTANDING STOCK OPTIONS			EXERCISABLE STOCK OPTIONS
RANGE OF EXERCISE PRICE			SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (MONTHS)	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE

$.80	-	$2.50	858,200	105	$1.41	255,194	$1.50
$3.00	-	$4.00	159,587	78	$3.67	143,873	$3.66
$4.62	-	$6.12	27,500	65	$4.93	27,500	$4.93
$9.00	-	$9.75	10,500	48	$9.13	10,500	$9.13
		$20.25	7,500	42	$20.25	7,500	$20.25
$39.50	-	$45.50	6,625	34	$41.58	6,625	$41.58
		$57.50	1,000	34	$57.50	1,000	$57.50
			1,070,912	99	$2.35	452,192	$3.59

The weighted average remaining life of the options outstanding at December 31, 2003 and 2004 was 63 and 99 months, respectively.

1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, we adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which permits eligible employees of ours to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions.  Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals.  We have authorized and reserved 150,000 shares of common stock for issuance under the Purchase Plan.  There were 23,910, 4,836 and 7,469 shares issued under the Purchase Plan in 2002, 2003 and 2004, respectively.   There were 55,289 shares available for issuance at December 31, 2004.

10. INCOME TAXES

Significant components of our deferred tax assets as of December 31, 2003 and 2004 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$21,207,000	$21,460,000
Research and development credits	2,843,000	2,407,000
Capitalized research and development	665,000	571,000
Depreciation	138,000	19,000
Inventory reserve	520,000	562,000
Other	285,000	30,000
Total deferred tax assets	25,658,000	25,049,000
Deferred tax liability:
Investment in equity securities	—	(558,000)
Net deferred tax assets	25,658,000	24,491,000
Valuation allowance for deferred tax assets	(25,658,000)	(24,491,000)

Net deferred taxes	$—	$—

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income from continuing operations:

	December 31,
	2003	2004
Expected tax at federal statutory rates	$(352,000)	$(1,010,000)
Change in valuation allowance	190,000	1,167,000
Other	162,000	(157,000)
Tax provision	$—	$—

At December 31, 2004, we have federal and state tax net operating loss carryforwards of approximately $59,192,000 and $8,403,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $1,081,000 of the state tax loss carryforwards expired in 2004, and will continue to expire in future periods unless previously utilized. At December 31, 2004, we also have federal and state research tax credit carryforwards of approximately $2,277,000 and $130,000, respectively, which will begin to expire in 2010 unless previously utilized.  We have retained the federal and state tax loss carryforwards and other tax attributes of the Visualization Technology business.

The difference between the federal and state tax loss carryforwards is primarily attributable to the expiration of certain state net operating loss carryforwards, which have a shorter life than federal carryforwards.

In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on our ability to utilize our existing tax loss and tax credit carryforwards.

11. RELATED PARTY TRANSACTIONS

We had a sublease agreement for our California office space.  The sublease agreement has been executed with another company, of which our former Chairman of the Board is also a Director.  Total rental payments of $104,500 and  $118,000 were paid to this company in 2003 and 2004, respectively.

At December 31, 2004, we have payables to directors for services and related expenses of $35,629.  At December 31, 2003, we had $58,591 in severance payable to a former officer.

12. CONCENTRATIONS

CASH

The Company maintains its cash deposits with banks. At times, such deposits may exceed Federally insured limits. At December 31, 2004, the Company had no cash deposits that exceeded applicable insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

CUSTOMERS

In 2004, the Company had two major customers.  Sales to these customers totaled approximately $500,000 and $180,000 or 30% and 11% of revenue, respectively.  At December 31, 2004, accounts receivable from these customers amounted to approximately $0 and $63,000 or 0% and 36% of total accounts receivable, respectively.  In 2003, the Company had one major customer.  Sales to this customer totaled approximately $917,000 or 37% of revenue.  At December 31, 2003, accounts receivable from this customer amounted to $0.

SUPPLIERS

During 2003 and 2004, the Company had one major vendor, purchases from which totaled approximately $67,000 and $83,700, respectively.  There were no accounts payable to these vendors at December 31, 2003 and 2004, respectively

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2004 after providing for the effects of the 10-K/A restatement for the year ended December 31, 2003 and the reclassifications for the year ended December 31, 2003, the second 2004 and third quarters of 2004.  See “Reclassification/Restatement” under footnote 1.

	2003
2003 as currently reported	March 31	June 30	September 30	December 31
Revenues	$668,274	$637,279	$750,635	$432,929
Cost of revenues	319,848	290,930	346,158	198,298
Loss from continuing operations	(164,709)	(237,459)	(141,742)	(490,542)
Income (loss) from discontinued operations	118,968	(220,845)	(555,834)	(356,540)
Basic and diluted net loss per common share
Continuing operations	$(0.03)	$(0.05)	$(0.03)	$(0.10)
Discontinued operations	$0.02	$(0.04)	$(0.12)	$(0.08)
Total	$(0.01)	$(0.09)	$(0.15)	$(0.18)

	2004
2004 as currently reported	March 31	June 30	September 30	December 31
Revenues	$599,804	$302,911	$374,777	$373,234
Cost of revenues	378,873	253,241	217,583	343,720
Loss from continuing operations	(402,881)	(663,238)	(836,608)	(1,068,470)
Loss from discontinued operations	(499,304)	(133,212)	—	—
Basic and diluted net loss per common share
Continuing operations	$(0.08)	$(0.09)	$(0.08)	$(0.10)
Discontinued operations	$(0.09)	$(0.02)	$—	$—
Total	$(0.17)	$(0.10)	$(0.08)	$(0.10)

	2003
2003 as previously reported in our 10-K/A	March 31	June 30	September 30	December 31
Revenues	$668,274	$637,279	$750,635	$432,929
Cost of revenues	167,346	130,570	224,584	52,099
Loss from continuing operations	(164,709)	(237,459)	(141,742)	(490,542)
Income (loss) from discontinued operations	118,968	(220,845)	(555,834)	(356,540)
Basic and diluted net loss per common share
Continuing operations	$(0.03)	$(0.05)	$(0.03)	$(0.10)
Discontinued operations	$0.02	$(0.04)	$(0.12)	$(0.08)
Total	$(0.01)	$(0.09)	$(0.15)	$(0.18)

	2004
2004 as previously reported in our 10-Q	March 31	June 30	September 30
Revenues	$1,711,431	$302,911	$374,777
Cost of revenues	1,132,539	61,706	45,177
Loss from continuing operations		(663,238)	(836,608)
Loss from discontinued operations		(133,212)	—
Basic and diluted net loss per common share
Continuing operations		$(0.09)	$(0.08)
Discontinued operations		$(0.02)	$—
Total	$(0.18)	$(0.10)	$(0.08)