Form 10-K/A
period 2004-12-31
iVOW, Inc.
filed 2005-05-02
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

The number of shares outstanding of the registrant’s Common stock as of March 31, 2005 was 11,062,346.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant’s prior registration statements and forms 10-Q and 10-K are incorporated herein by reference into Part III of this Report.

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 31, 2005 (the “Report”) contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference to our Proxy Statement to be filed in anticipation of our 2005 annual meeting of stockholders. We do not anticipate filing our Proxy Statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report.

PART III

Item 10.                                                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)                                  Identification of Directors.  Our Board of Directors is divided into three classes with staggered terms, each class serving three years. Scott R. Pancoast and C. Fred Toney will continue to serve until the 2005 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified.  George B. DeHuff, James D. Durham and Michael H. Owens, M.D. will continue to serve until the date of the 2006 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified.  James Hornthal and John R. Lyon will continue to serve until the 2007 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified.

The name, age and year in which the term expires of each member of our Board of Directors is set forth below:

Name	Age	Term
George B. DeHuff	51	2006
James D. Durham	58	2006
James Hornthal	51	2007
John R. Lyon	59	2007
Michael H. Owens, M.D.	53	2006
Scott R. Pancoast	46	2005
C. Fred Toney	39	2005

GEORGE B. DEHUFF.  Mr. DeHuff has served as a Director of the Company since June 2001.  Mr. DeHuff was appointed President and Chief Executive Officer of BI Incorporated in May 2001.  Prior to BI, Mr. DeHuff was President and Chief Executive Officer of Davita Inc. (formerly Total Renal Care) from 1999.  From 1994 to 1999, Mr. DeHuff served in various senior executive capacities with American Medical Response, including President and Chief Executive Officer from 1997.  From 1991 to 1994, Mr. DeHuff was President and Chief Executive Officer of LifeFleet, Inc.  Mr. DeHuff also serves on the board of directors of a private company.  Mr. DeHuff holds an MBA from the University of Michigan-Ann Arbor.

JAMES D. DURHAM.  Mr. Durham has served as a Director of the Company since August 2004.  Mr. Durham has over 35 years experience in the creation and management of technology and service companies, primarily in the healthcare industry.  He currently serves as Chairman and Chief Executive Officer of Crdentia Corporation (CRDE), which he founded in 2002 to provide temporary nurse staffing to hospitals.  Previously, Mr. Durham founded QuadraMed Corporation; a company that provides a suite of software products and services focused on the financial and clinical needs of hospitals.  In 1999, Mr. Durham founded ChartOne Corporation to offer secure web-based storage and retrieval capabilities for medical records, which has grown to have more than 1,000 hospital customers.  Mr. Durham is a graduate of the University of Florida, holds an MBA from UCLA and is a Certified Public Accountant licensed in Illinois.

JAMES HORNTHAL.  Mr. Hornthal has served as a Director of the Company since August 2004.  Mr. Hornthal is Lester Center Fellow for Entrepreneurship and Innovation at the UC Berkeley Haas School of Business.  He is also a Venture Partner at Atrium Capital, a venture capital fund focusing on early stage investments in technology companies in partnership with several Fortune 1000 corporations.  In 1985, Mr. Hornthal founded Preview Travel, serving as its Chairman since inception and evolving its strategy to become a leading global internet travel service provider.  In 2000, Preview Travel was merged with a division of Sabre Holdings to form Travelocity.com; with Mr. Hornthal serving as Vice Chairman until April 2002.  Mr. Hornthal was also a co-founder and Chairman of the Board of HealthCentral Corporation, a leading Internet provider of healthcare information and products to consumers and medical professionals, from 1998 to 2001.  Previously, Mr. Hornthal was a General Partner at Oak Grove Ventures and a Consultant for The Boston Consulting Group.  Mr. Hornthal also serves on the board of directors of two private companies and two non-profit organizations.  Mr. Hornthal is a graduate of Princeton University and holds an MBA from Harvard Business School, where he was a Baker Scholar.

JOHN R. LYON.  Mr Lyon is President and Chief Executive Officer of Leptos Biomedical, Inc., an early stage company developing a neurostimulation therapy for obesity. Previously, Mr. Lyon co-founded iVOW in July 1993 and served as President from July 1993 until February 2005, as Chief Executive Officer from December 1996 until March 2005 and as a Director of the Company since July 1995.  Prior to co-founding iVOW, Mr. Lyon served with Cooper Companies, as President of the International Division within Cooper’s Health Care Group from January 1991 through December 1992, and as President of Cooper Surgical, a manufacturer and distributor of minimally invasive surgical products, from January 1992 through January 1993.  Mr. Lyon also serves on the board of directors of two private companies.  Mr. Lyon holds a B.A. from the University of Durham, United Kingdom.

MICHAEL H. OWENS, M.D.   Dr. Owens began his employment with iVOW as the Chief Medical Officer in September 2003 and has served as President since February 2005, as Chief Executive Officer since April 2005 and as a Director of the Company since September 2003.  Dr. Owens is a physician executive with over 20 years of executive healthcare, managed care, physician practice management, marketing and strategic planning experience, as well as 15 years of clinical practice experience. Prior to joining iVOW, Dr. Owens was President of Imhotep Health Systems, Inc., a healthcare and managed care consulting firm specializing in strategic business and clinical resource planning and implementation, from 1996 to 2003.  Dr. Owens serves on the board of trustees of Bowdoin College.   His previous experience includes senior management roles with CIGNA HealthCare, the Watts Health Foundation and the U.S. Public Health Service. His professional certifications and memberships include Fellow, American College of Physician Executives; Diplomat, American College of Physician Executives; Diplomat, American Board of Quality Assurance and Utilization Review; and, Diplomat, American Board of Internal Medicine.  He earned his MD degree from Yale University School of Medicine, his MPH in Hospital Administration from Yale University School of Public Health and his AB degree Cum Laude with a major in Chemistry from Bowdoin College, Brunswick, ME.  Dr. Owens completed his Hospital Administration Residency at Montefiore Hospital, in Bronx, NY, and his Internal Medicine Residency at the University of Washington in Seattle.

SCOTT R. PANCOAST.  Mr. Pancoast has served as a Director of the Company since March 2003.   Mr. Pancoast has been the Executive Vice President of Western States Investment Group, a privately owned investment firm with a venture-capital focus, since 1994.  He was appointed as the Chief Executive Officer of Lpath Therapeutics, a private biotechnology company of which Western States is a major shareholder, in March 2005.  Prior to Western States, he was Senior Vice President and a Director of National Sanitary Supply, where he founded and managed the company’s Midwest Division.  Mr. Pancoast was also Chief Financial Officer of National Sanitary Supply from 1986, when it went public, until 1988.  Mr. Pancoast also serves on the board of directors of eleven private companies and one non-profit organization.  Mr. Pancoast holds a B.A. in Economics from the University of Virginia and an MBA from Harvard Business School.

C. FRED TONEY.  Mr. Toney has served as a Director of the Company since August 2004.  Since December 2001, Mr. Toney has served as a managing member of MedCap Management & Research, LLC, the general partner of MedCap Partners, L.P. and MedCap Offshore Partners Offshore, Ltd.  MedCap Management & Research LLC is an investment advisory firm specializing in healthcare, life sciences and medical technology and devices.  From February 2001 to November 2001, Mr. Toney served as President and Chief Executive Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, through the sale of its five primary operating divisions, and from July 1999 to February 2001 as Executive Vice President and Chief Financial Officer. HealthCentral.com, Inc. filed a petition for Chapter 11 reorganization under the federal bankruptcy code in October 2001. Mr. Toney previously served as senior managing partner, director of research and research analyst at Pacific Growth Equities, Inc., an investment banking and institutional brokerage firm.  Mr. Toney previously served as research analyst or associate at Volpe, Welty & Company, an investment banking firm; RCM Capital Management, an investment management firm; Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking and institutional brokerage firm; and Phamavite Pharmaceuticals Corporation, a pharmaceutical manufacturing firm.  Mr. Toney also serves on the board of directors of Crdentia Corporation, a provider of temporary nurse staffing to hospitals.  Mr. Toney received a Bachelor of Arts degree in economics and English from the University of California at Davis.

Audit Committee

The Audit Committee of the Board of Directors currently consists of Mr. Pancoast, Mr. DeHuff and Mr. Durham. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements, and that Mr. Pancoast qualifies as an “audit committee financial expert.” The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants. The Board of Directors has adopted a formal written charter for the Audit Committee.

Director Compensation

We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board.  We also compensate our outside directors $1,000 per month for their services as directors, $1,500 for each board meeting that they attend in person, $250 for each telephonic meeting and $500 for each committee meeting they participate in.

Under our 1997 Stock Option/Issuance Plan, as amended (the “Plan”), which was adopted in February 1997 and amended in March and May 1997, in June 2001, in June 2003 and in October 2004, on the date of each Annual Meeting, option grants shall be made to (i) each new director who is elected to the Board at that particular Annual Meeting and (ii) each continuing director.  Each director shall be granted an option to purchase 40,000 shares of common stock at the Annual Meeting at which he or she is first elected to the Board and an option to purchase 10,000 shares of common stock at each Annual Meeting thereafter.  In addition, each new director who is elected to the Board at a time other than an Annual Meeting shall be granted an option to purchase 40,000 shares of common stock and shall thereafter be eligible for the regular 10,000-share grants described above.  Each director automatically received an option to purchase 40,000 shares on October 21, 2004. These options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date. The grant of 40,000 shares as follows:  50% upon completion of one year of Service and 25% upon completion of each of the second and third years of Service.  Each 10,000 share option grant shall vest upon completion of one year of Service from the date of grant.  No portion of the automatic option grant shall vest after the optionee has ceased to be a member of the Board. However, the shares will immediately vest in full upon changes in control or ownership or upon the optionee’s death or disability.

Under our 1995 Stock Option Plan (the “Predecessor Plan”), each non-employee director received a fully vested option to purchase 1,125 shares of common stock in December 1996, and Mr. Lyon received an option to purchase 2,812 shares of common stock. The option grant to Mr. Lyon vested over five years from the date of grant.

(b)                                  Identification of Executive Officers.  Our executive officers as of April 1, 2005, are as follows:

Name	Age	Position
Michael H. Owens, M.D. (1)	53	President, Chief Executive Officer, Chief Medical Officer and Director
Howard Sampson (2)	54	Vice President of Finance, Chief Financial Officer and Secretary

(1)                                  Dr. Owens became our Chief Executive Officer as of April 1, 2005.

(2)                                  Mr. Sampson became our Chief Financial Officer and Secretary as of July 1, 2004.

MICHAEL H. OWENS, M.D.   Dr. Owens’ information is provided in the prior section.

HOWARD SAMPSON   Mr. Sampson started as a consultant to iVOW in January 2004 and assumed the role of Vice President of Finance and Chief Financial Officer in July 2004.  Prior to that Mr. Sampson served as Vice President and Chief Financial Officer for The Immune Response Corporation from May 1999 to July 2002 and for Genta Inc. from December 1991 to October 1996.  Mr. Sampson also was employed by Gen-Probe Inc. from 1986 to 1990 where he held various positions including Controller and Treasurer and Chief Financial Accountant.  Mr. Sampson has also held various senior consulting positions with both public and private corporate medical clients between periods of employment.  Mr. Sampson also serves as a director of a private company.  Mr. Sampson is a Certified Public Accountant (California) and began his career in public accounting with KPMG in San Diego.  Mr. Sampson is a graduate of San Diego State University.

Our executive officers serve at the discretion of our Board of Directors, and all of our executive officers are employed at will.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Ethics

We have adopted a code of ethics that applies to all officers and employees, including our principal executive officer and principal financial officer. This code of ethics is available on our website at http://www.ivow.com.

(c)                                  Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common stock and their transactions in such Common stock. Based on a review of the copies of such reports furnished to us, or representations regarding the necessity to file such reports, we have identified the following failures to file reports: Messrs. DeHuff , Hornthal, Durham and Pancoast each missed the filing deadline for a report on Form 4 related to automatic stock option grants they received in connection with their service as directors of the Company.  Each of these individuals have now filed the required reports on Form 4.

Item 11.                                                    EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our Chief Executive Officer, our Chief Financial Officer and two of our former executive officers, who earned more than $100,000 for services rendered in all capacities for the fiscal year ended December 31, 2004. No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers” in this Form.

SUMMARY COMPENSATION TABLE (1)

				Long-Term Compensation Awards
				Securities
		Annual Compensation		Underlying Options/SARS	All Other
Name and Principal Position	Year	Salary (1)	Bonus (2)	(#)	Compensation
John R. Lyon (3)	2002	$214,446	—	35,000	—
Chairman of Board	2003	$214,446	$45,000	—	—
	2004	$214,446	—	50,000	—

Michael H. Owens, M.D.	2002	—	—	—	—
Chief Executive Officer, President and	2003	$64,904	—	60,000	—
Director	2004	$225,000	—	57,500	—

John Kennedy (4)	2002	$195,700	—	25,000	—
	2003	$195,700	—	—	—
	2004	$63,221	$100,000	—	—

Stephen A. Gorgol (5)	2002	$138,000	—	20,000	—
	2003	$138,000	—	—	—
	2004	$142,848	$60,000	—	—

Howard Sampson (5)(6)	2002	—	—	—	—
Vice President of Finance, Chief Financial Officer	2003	—	—	—	—
And Secretary	2004	$108,853	—	65,000	$51,363

(1)                                  Includes amounts deferred pursuant to our 401(k) Plan.

(2)                                  2004 bonus payments were associated with the sale of our technology business in April 2004.

(3)                                  Mr. Lyon served as our Chief Executive Officer until April 1, 2005.

(4)                                  On April 15, 2004, Mr. Kennedy terminated his employment as Executive Vice President and Chief Operating Officer in connection with the sale of our technology business in April 2004.

(5)                                  On July 1, 2004, Mr. Sampson became Chief Financial Officer replacing Mr. Gorgol.

(6)                                  Other compensation represents payments for consulting services rendered by Mr. Sampson to the Company prior to his employment on June 1, 2004.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following table sets forth information concerning stock option grants made to each of the Named Executive Officers for the 2004 Fiscal Year, and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the Named Executive Officers may eventually realize in future dollars under two hypothetical situations: if the price of the common stock increases 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock.

We granted no stock appreciation rights (“SARs”) to Named Executive Officers during 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable
	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price Per	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Granted(3)	Fiscal Year	Share(1)	Date	5%	10%
John R. Lyon	50,000	8%	$1.38	12/14/2014	$43,395	$109,969
Michael H. Owens, M.D.	57,500	9%	$1.38	12/14/2014	$49,905	$126,467
Howard Sampson	40,000	6%	$1.61	06/17/2014	$40,501	$102,638
Howard Sampson	25,000	4%	$1.38	12/14/2014	$21,698	$54,984
John Kennedy	—	—	—	—	—	—
Stephen A. Gorgol	—	—	—	—	—	—

(1)                                  The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the dates the respective options were granted as determined by the Board in accordance with certain provisions of the 1997 Stock Option/Stock Issuance Plan based on the closing selling price per share of a share of common stock on the date in question as reported by the Nasdaq SmallCap Market. The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date or may be paid with the proceeds from a same-day sale of the purchased shares. We also have authority to finance the optionee’s exercise of the option by loaning such individual, on a full-recourse basis, sufficient funds to cover the exercise price for the purchased shares, together with any federal and state withholding tax liability incurred by the optionee in connection with the option purchase.

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

(3)                                  Each of the options granted have a maximum term of ten years measured from the applicable grant date, subject to earlier termination in the event of the optionee’s cessation of service with us. Each of the options granted will become exercisable in equal monthly installments over the next 36 months of service thereafter. However, each of the options will immediately become exercisable for all of the option shares in the event we are acquired by a merger or asset sale, unless the options are assumed by the acquiring entity, or in the event there is a hostile change in control or ownership. The grant date for the options granted to the Named Executive Officers was December 14, 2004 with the exception of the grant to Mr. Sampson for 40,000 shares, which was granted on June 17, 2004.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning option exercises during 2004 by the Named Executive Officers and the value of unexercised options held by each of the Named Executive Officers as of December 31, 2004. No SARs were exercised during 2004 or outstanding as of December 31, 2004.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired		Number of Securities Underlying Unexercised		Value of Unexercised
	on Exercise	Value Realized	Options at December 31, 2004		In-The-Money Options At December 31, 2004(3)
Name	(#)	(1)	Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
John R. Lyon	—	—	125,742	35,852	$14,633	$—
John Kennedy	—	—	55,008	2,992	—	—
Michael H. Owens, M.D.	—	—	48,945	68,555	—	—
Stephen A. Gorgol	—	—	41,732	5,768	—	—
Howard Sampson	—	—	19,855	45,145	—	—

(1)                                  “Value realized” is calculated on the basis of the fair market value of the common stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2)                                  The options are immediately exercisable; however, any shares purchased upon exercise may be subject to rights of repurchase on our part, which lapse at various times over the next five years.

(3)                                  “Value” is defined as fair market price of the common stock at fiscal year-end ($1.06) less exercise price.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. DeHuff, Mr. Durham and Mr. Hornthal. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees.  There are no interlocking relationships between any of our executive officers and members of the Compensation Committee, on the one hand, and the executive officers and compensation committee of any other company, on the other hand, nor has any such interlocking relationship existed during fiscal year 2004.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

It is the duty of the Compensation Committee to review and determine the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. The Compensation Committee also has the sole and exclusive authority to make discretionary option grants to the Company’s executive officers under the Company’s 1997 Stock Option/Stock Issuance Plan.

The Compensation Committee believes that the compensation programs for the Company’s executive officers should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contribution to the Company’s success. The Company is engaged in a very competitive industry, and the Company’s success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

GENERAL COMPENSATION POLICY.    The Compensation Committee’s policy is to provide the Company’s executive officers with compensation opportunities that are based upon their personal performance, the financial performance of the Company and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals. Each executive officer’s compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance; (ii) annual variable performance awards payable in cash and tied to the Company’s achievement of performance goals and (iii) long-term stock- based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company’s stockholders.

FACTORS.    The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2004 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

BASE SALARY.    In setting base salaries, the Compensation Committee reviewed published compensation survey data for its industry. The Committee also identified a group of companies for comparative compensation purposes for which it reviewed detailed compensation data incorporated into their proxy statements. The base salary for each officer reflects the salary levels for comparable positions in the published surveys and the comparative group of companies, as well as the individual’s personal performance and internal alignment considerations. Each executive officer’s base salary is adjusted each year on the basis of (i) the Compensation Committee’s evaluation of the officer’s personal performance for the year and (ii) the competitive marketplace for persons in comparable positions. The Company’s performance and profitability may also be a factor in determining the base salaries of executive officers.

ANNUAL INCENTIVES.    Annual incentives in the form of cash bonuses are awarded by the Compensation Committee based upon its evaluation of the performance of each executive officer and the achievement of the Company’s performance goals during the year, which included revenue growth, operating income, earnings per share and product commercialization. In 2004, there were no annual incentive compensation awards made to the Named Executive Officers.

LONG TERM INCENTIVES.    Generally, stock option grants are made annually by the Compensation Committee to each of the Company’s executive officers. Each grant is designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of the Company’s Common stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). Each option becomes exercisable in a series of installments over a three to five-year period, contingent upon the officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he or she remains employed by the Company during the vesting period, and then only if the market price of the shares appreciates over the option term.

The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The relevant weight given to each of these factors varies from individual to individual. The Compensation Committee has established certain guidelines with respect to the option grants made to the executive officers, but has the flexibility to make adjustments to those guidelines at its discretion.

CEO COMPENSATION.    In setting the total compensation payable to Mr. Lyon, the Company’s President and Chief Executive Officer for the 2004 fiscal year, the Compensation Committee sought to make that compensation competitive with the compensation paid to the chief executive officers of the companies in the surveyed group, while at the same time assuring that a significant percentage of compensation was tied to Company performance and achievement of its goals.

The Compensation Committee did not adjust Mr. Lyon’s base salary for the 2004 fiscal year over the 2003 fiscal year level.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m).    The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code adopted under the Federal Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the Named Executive Officers, unless compensation is performance based. Since the targeted cash compensation of each of the Named Executive Officers is well below the $1 million threshold and the Compensation Committee believes that any options granted under the Company’s stock option plan will meet the requirement of being performance based under the transition provisions provided in the regulations under Section 162(m), the Compensation Committee believes that Section 162(m) will not reduce the tax deduction available to the Company. The Company’s policy is to qualify to the extent reasonable its executive officers’ compensation for deductibility under applicable tax laws.

It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

Submitted by the Compensation Committee of the Company’s Board of Directors.

Mr. DeHuff

Mr. Durham

Mr. Hornthal

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of our cumulative total stockholder returns, the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Stock Market—U.S. Index”) and the Nasdaq Medical Device Manufacturer Index. The graph covers the period from December 31, 1999 to December 31, 2004. The total return for our Common stock and each index assumes that $100 was invested on December 31, 1999 and that all dividends were reinvested, although dividends have not been declared on our Common stock. The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common stock as of March 31, 2005, by (i) all persons who are beneficial owners of five percent (5%) or more of our Common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all directors and Named Executive Officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares	Percentage Beneficially Owned (1)
5% of Greater Stockholders
MedCap Partners, L.P. (2) 500 Third Street, Suite 535 San Francisco, CA 94107	4,316,196	33.6%
SBIC Partners, L.P. (3) 201 Main Street, Suite 2302 Fort Worth, TX 76102	789,628	6.6%
Directors and Named Executive Officers
C. Fred Toney (2)	4,316,196	33.6%
Scott R. Pancoast (4)	420,192	3.5%
John R. Lyon (5)	248,239	2.1%
Michael H. Owens, M.D. (6)	82,130	*
John Kennedy (7)	71,008	*
Stephen Gorgol (8)	53,113	*
Howard Sampson (9)	28,880	*
George B. Dehuff (10)	12,500	*
James D. Durham	—	—
James Hornthal	—	—
All directors and executive officers as a group (10 persons) (11)	5,109,760	38.9%

*                                         Less than 1%

(1)                                  Percentage of ownership is based on 11,062,346 shares of common stock and 826,447 shares of Series A Convertible Preferred Stock outstanding on March 31, 2005. Shares of common stock subject to stock options and warrants which are currently exercisable or will become exercisable within 60 days after March 31, 2005, are deemed outstanding for computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person or group.

(2)                                  Includes 3,163,895 shares beneficially owned by MedCap Partners L.P. and 940,271 shares issuable upon exercise of warrants, 212,030 shares beneficially owned by MedCap Master Fund, L.P.  C. Fred Toney, one of our directors, is a Managing Member of MedCap Management & Research LLC, which is the General Partner of MedCap Partners, L.P.

(3)                                  Includes 452,523 shares beneficially owned by SBIC Partners, L.P., a Texas limited partnership (“SBIC Partners”). Also includes 337,105 shares of Series A Convertible Preferred Stock acquired in a Preferred Stock financing on March 3, 2003 by SBIC Partners, L.P. SBIC Partners is the beneficial owner of all shares of the Company’s common stock registered in its name. Forrest Binkley & Brown L.P., a Texas limited partnership (“FBB”), is the managing general partner of SBIC Partners, and Forrest Binkley & Brown Venture Co., a Texas corporation (“Venture Co.”), is the sole general partner of FBB.

(4)                                  Includes 3,750 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.  Also includes 7,100 share of common stock and 409,342 shares of Series A Convertible Preferred Stock beneficially owned by Scott R. Pancoast.

(5)                                  Includes 186,034 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(6)                                  Includes of 82,130 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(7)                                  Includes of 58,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(8)                                  Includes 45,302 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(9)                                  Consists of 28,880 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(10)                            Consists of 12,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(11)                            Includes 313,294 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005. Also includes 940,271 shares issuable upon exercise of warrants. See also footnotes 2 and 4.

Equity Compensation Plan Information

The following table contains aggregated information regarding our equity compensation plans as of December 31, 2004.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)/sh.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,070,912	$2.36	1,264,213
Equity compensation plans not approved by security holders	None	None	None
Total	1,070,912	$2.36	1,264,213

(1) Equity compensation plans approved by our security holders include our 1997 Stock Option/Stock Issuance Plan and our 1997 Employee Stock Purchase Plan.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Series A Financing

In March 2003, we authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash (the “Series A Financing”).  In connection with the Series A Financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of equity securities.  Additionally, for as long as Series A Shares remain outstanding beyond April 2004, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) 25% of the total members of our Board of Directors.

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

Mr. Pancoast, one of our directors, participated in the Series A Financing by purchasing 447,368 Series A Shares of which 38,026 were converted to common stock in June 2004.

Common Stock and Warrant Financing

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

Mr. Toney, one of our directors, is a Managing Member of MedCap Management & Research LLC, which is the General Partner of MedCap Partners, L.P.  MedCap Partners, L.P. purchased a total of 1,880,542 units in the Common Stock and Warrant Financing.  In addition, in connection with the financing, MedCap Partners, L.P. nominated three of the directors currently serving on our Board of Directors, including James D. Durham, James Hornthal and C. Fred Toney.

Change of Control Provisions

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

Indemnification Obligations

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors appointed J. H. Cohn LLP on September 27, 2004 as our independent registered public accountants for the fiscal year ended December 1, 2004.  Ernst & Young LLP served as our independent registered public accountants until October 1, 2004.  The following table shows the fees paid or accrued by us for the audit and other services provided by J. H. Cohn LLP and Ernst & Young LLP during fiscal 2004 and for Ernst & Young LLP during fiscal 2003.

	2004	2003
Audit Fees (1)	$218,016	$96,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	17,250	7,500
All Other Fees (4)	—	5,500
Total	$235,266	$119,200

(1)                                  Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)                                  Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, services related to business acquisitions and divestitures and other attestation services.

(3)                                  For fiscal 2004 and 2003, respectively, tax fees principally included tax compliance fees of $15,000 and $7,500, and tax advice and tax planning fees of $2,250 and $0.

(4)                                  All other fees principally include miscellaneous consulting services.

Audit Committee Pre-Approval Policy

As discussed in the Audit Committee Charter, the Audit Committee requires the pre-approval of any audit or non-audit engagement of our independent registered public accountants.  For 2004, all audit and non-audit services were approved by the Audit Committee prior to the commencement of such work.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

The following exhibits are filed herewith:

31.1	Certification of principal executive officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this, report to be signed on its behalf by the undersigned, thereunto duly authorized.

iVOW, INC.

Date: May 2, 2005	By:	/s/ Michael H. Owens, M.D.
Michael H. Owens, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Owens, M.D.	Chief Executive	May 2, 2005
(Michael H. Owens, M.D.)	Officer, President and Director (Principal Executive Officer)

/s/ Howard Sampson	Vice President of Finance and	May 2, 2005
(Howard Sampson)	Chief Financial Officer (Principal Financial and Accounting Officer)

*	Director	May 2, 2005
(George B. DeHuff)

*	Director	May 2, 2005
(James D. Durham)

*	Director	May 2, 2005
(James Hornthal)

*	Chairman of the Board	May 2, 2005
(John R. Lyon)

*	Director	May 2, 2005
(Scott R. Pancoast)

*	Director	May 2, 2005
(C. Fred Toney)

*	By:	/s/ Howard Sampson
Howard Sampson
Attorney-in-Fact