Form 10QSB
period 2005-03-31
iVOW, Inc.
filed 2005-05-16
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-22743

iVOW, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3184035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 FARADAY AVENUE
CARLSBAD, CA 92008
(Address of principal executive offices)

(760) 603-9120
(Registrant’s telephone number, including area code)

IVOW, Inc.
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

(1)	Yes ☒	No ☐

(2)	Yes ☒	No ☐

As of May 10, 2005 there were 11,062,346 shares of $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format   Yes  ☐   No  ☒

iVOW, INC.

FORM 10-QSB

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

iVOW, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,189,052	$1,969,561
Accounts receivable	84,696	176,291
Due from Viking Systems, Inc	—	188,797
Inventories	106,815	62,094
Prepaid insurance	125,244	197,551
Other current assets	26,057	51,812
Total current assets	1,531,864	2,646,106
Equipment, net of accumulated depreciation	26,714	31,743
Investment in marketable equity securities of Viking Systems, Inc. avalable for sale	1,157,800	1,306,660
Total assets	$2,716,378	$3,984,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,179	$288,083
Current portion of capital leases obligations	18,441	16,969
Short-term notes	57,580	128,219
Accrued compensation	85,726	164,937
Related party liabilities	39,718	35,659
Deferred revenue	37,500	31,250
Accrued liabilities	97,030	85,896
Total current liabilities	574,174	751,013
Long term portion of capital leases	860	10,516
Total liabilities	575,034	761,529

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 Issued and outstanding shares - 826,447 at March 31, 2005 (Liquidation value of $3,140,500) and 915,000 at December 31, 2004 (Liquidation value of $3,477,000)	1,030,342	1,108,592
Common stock, $.01 par value:
Authorized shares - 35,000,000 Issued and outstanding shares - 11,062,346 at March 31, 2005 and 10,946,264 at December 31, 2004	110,623	109,462
Additional paid-in capital	72,808,246	72,702,851
Accumulated other comprehensive income	1,124,720	1,273,580
Deferred compensation	(5,022)	(7,896)
Accumulated deficit	(72,927,565)	(71,963,609)
Total stockholders’ equity	2,141,344	3,222,980
Total liabilities and stockholders’ equity	$2,716,378	$3,984,509

Note:  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to Condensed Financial Statements

iVOW, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		Restated

Revenues	$239,681	$599,804
Costs and expenses:
Cost of revenues	285,597	378,873
Product development	77,448	82,100
Sales and marketing	272,718	171,392
General and administrative	571,775	369,515
Total costs and expenses	1,207,538	1,001,880
Loss from operations	(967,857)	(402,076)
Other income (expense), net	5,720	(805)
Loss from continuing operations	(962,137)	(402,881)
Gain (loss) from discontinued operations	4,056	(499,304)
Net loss	(958,081)	(902,185)
Accretion of dividends on preferred stock	(5,875)	(35,527)

Net loss applicable to common stockholders	$(963,956)	$(937,712)

Other comprehensive loss:
Net loss	$(958,081)	$(902,185)
Unrealized loss on available-for-sale securities	(148,860)	—
Total comprehensive loss	$(1,106,941)	$(902,185)

Loss per share basic and diluted:
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	—	$(0.09)
Net loss per common share applicable to common stockholders	$(0.09)	$(0.17)

Shares used in computing basic and diluted net loss per common share	11,035,708	5,259,462

See accompanying notes to Condensed Financial Statements

iVOW, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		Restated
OPERATING ACTIVITIES
Net loss	$(958,081)	$(902,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,295	7,667
Amortization of deferred compensation	2,874	(1,647)
Changes in operating assets and liabilities:
Accounts receivable	91,595	272,097
Inventories	(44,721)	6,029
Other current assets	98,062	(38,940)
Accounts payable	(49,904)	(42,375)
Accrued compensation	(79,211)	51,284
Deferred revenue	6,250	(40,000)
Other liabilities	15,193	166,687
Changes in assets and liabilities related to disc. operations	—	376,524
Net cash flows used in operating activities	(903,648)	(144,859)

INVESTING ACTIVITIES
Maturities of short-term investments	—	(466)
Purchases of property and equipment	(9,266)	(4,610)
Proceeds from the sale of business	188,797	—
Net cash flows provided by (used in) investing activities	179,531	(5,076)

FINANCING ACTIVITIES
Issuance of common stock, net	22,431	592,617
Payment on short-term notes	(70,639)	—
Short term bank repayments	—	(200,000)
Payments on capital leases	(8,184)	1,159
Net cash flows provided by (used in) financing activities	(56,392)	393,776

Net increase (decrease) in cash and cash equivalents	(780,509)	243,841
Cash and cash equivalents at beginning of year	1,969,561	448,943
Cash and cash equivalents at end of year	$1,189,052	$692,784

Non-cash transactions:
Accretion of cumulative dividends on preferred stock	$5,875	$35,527
Conversion of Series A preferred stock to common stock	84,125	—

Supplementary cash flow information:
Interest paid	$2,255	$881

See accompanying notes to Condensed Financial Statements

iVOW, INC.

Notes to Condensed Financial Statements

March 31, 2005

(UNAUDITED)

1.                                       Basis of Presentation

The audited financial statements of iVOW, Inc. (the “Company”) and the notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission (“SEC”), contain additional information about us, our operations, and our financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-QSB.  The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the SEC, and certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, unless significant changes have taken place since the end of the most recent fiscal year.

Our accompanying unaudited financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented.  The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2005.

We incurred net losses and negative net cash flows from operating activities in 2004, 2003, 2002, and in the first quarter of 2005, and at March 31, 2005, had an accumulated deficit of $73.0 million.  At March 31, 2005, we had cash and cash equivalents of $1.2 million.  We believe that our cash and cash equivalents, together with anticipated 2005 product revenues and interest income, will be sufficient to meet our anticipated capital requirements through at least June 2005.  These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding, but cannot assure that we will be successful.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products.  In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.                                       Discontinued Operations

On April 15, 2004 we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly.   Prior to the sale we conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.

Under the Asset Purchase Agreement, we sold all the operating assets and related liabilities of the Visualization Technology business to Viking.  In return, Viking agreed to (a) pay us $159,000 at closing, (b) issue to us 3,054,000 shares of Viking common stock, representing approximately 10% of its common shares outstanding on a fully diluted basis, and (c) remit to us the value of any former Visualization Technology inventory sold by Viking before April 15, 2005.  We also entered into a license agreement with Viking that will pay us royalties over the next five years based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five year period as follows: first year $150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalty of $4,500,000 over the five year period.  We will maintain ownership rights of all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us.  As a result, the carrying value of the net assets sold, $746,614, is considered to be equal to the value of the net assets received and a gain is not recognized at the time of the transaction.  The Viking consideration, exclusive of cash, is considered non-monetary because Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds to sustain its operations or fund its growth plan.  Additionally, there can be no assurance that Viking’s business will succeed; accordingly, all contractual amounts due us are at risk.  All proceeds received, including payments derived by the sale of inventory, from Viking will be first credited against the Due from Viking Systems, Inc. account.  Proceeds of $4,056 in excess of the carrying value of the net assets sold have been recorded as a gain from the sale of our discontinued operations and any additional proceeds from Viking will also be recorded as a gain from discontinued operations when received.  During the quarter ended March 31, 2005 we received $192,853 from Viking.  As of March 31, 2005, the balance Due from Viking Systems, Inc. is $0.

Our financial results for the three months ended March 31, 2004 have been restated to show the results of operations for the Visualization Technology business as a discontinued operation.  The operating results of the discontinued operations were as follows:

Three Months Ended March 31,
2004
Sales	$1,111,627
Costs and expenses
Cost of sales	930,220
Research and development	259,458
Sales and marketing	63,818
General and administrative	357,435
Total cost and expenses	1,610,931
Loss from discontinued operations	$(499,304)

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

3.                                       Investment in equity securities of Viking Systems, Inc.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Note 2) valued at $0.02 per share or $61,080, which reflected the fair value of the shares at the time the shares were acquired.  In June 2004, 1,400,000 of these shares valued at $0.02 per share, or $28,000, were used to obtain certain rights from our Series A holders (see Note 7) with the remaining 1,654,000 shares valued at $33,080.   In October 2004, the Viking common shares began trading on the Over The Counter Bulletin Board and, accordingly, the carrying value of the available for sale marketable equity securities has been adjusted to fair value and the unrealized gain has been offset against stockholders’ equity at March 31, 2005.  There is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

The cost and fair value of the equity securities at March 31, 2005 are as follows:

Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$1,124,720	$1,157,800

The decrease in the fair value of the shares during the three months ended March 31, 2005 of $148,860 has been included in other comprehensive loss.

4.                                       Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and include only finished goods related to our disease state management of morbid obesity business.

5.                                       Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of potentially dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities.  Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 7) have been deducted from the net loss to arrive at net loss applicable to common stockholders.  For the three month period ended March 31, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 5,987,111 shares, comprised of 3,751,748 warrant shares, 826,447 convertible preferred shares and options to purchase up to 1,408,916 shares of common stock.  For the three month period ended March 31, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 1,846,092 shares, comprised of 219,500 warrant shares, 1,000,000 convertible preferred shares and options to purchase up to 626,592 shares of common stock.

6.                                       Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  We follow the disclosure-only alternative afforded by SFAS 123.  However, we account for stock-based compensation to non-employees using the fair value method prescribed by SFAS 123.

We apply the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for its employee stock option compensation plans. Under APB No. 25, compensation expense is measured using the intrinsic value method as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for our employee stock-based compensation plans.

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS 123 using the Black-Scholes option pricing model and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the three month periods ended March 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	For three months ended March 31,
	2005	2004
Net loss applicable to common stockholders:
As reported	$(963,956)	$(937,712)
Pro forma compensation expense using fair value method	(85,354)	(61,905)
Pro forma net loss	$(1,049,310)	$(999,617)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.17)
Pro forma	$(0.10)	$(0.19)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the service period beginning with the quarter ending March 31, 2006.

7.                                       STOCKHOLDERS’ EQUITY

PREFERRED STOCK

In March 2003, we authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  Each Series A Share is convertible into one share of common stock.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares will be entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we must obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of equity securities.  Additionally, for as long as Series A Shares remain outstanding beyond April 2004, the holders of Series A Shares will be entitled to elect the greater of (i) two members of our Board of Directors or (ii) 25% of the total members of our Board of Directors.

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

In January 2005, 88,553 Series A Shares, with a carrying value of $107,669 including accrued dividends, were converted by one holder for an equal number of shares of our common stock.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.”  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW.  WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-QSB AND OUR 2004 ANNUAL REPORT ON FORM 10-K/A, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity.  Our initial focus on the severely obese patient and gastric bypass surgery as the solution is the platform upon which we will expand service to new obesity therapies as they are developed. We also plan to integrate a bariatric medical model into our surgical protocols, both to facilitate the long term care of post-surgical patients, and in due course, to treat obese patients who are not qualified for surgery.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and the accompanying notes.  The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, accounting for product returns, allowance for doubtful accounts, inventories and income taxes.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed financial statements.

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

We received semi-annual payments as a result of fulfilling certain obligations related to our strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES).  These payments were recognized as revenue on a straight-line basis over the related contract term.  The strategic alliance agreement ended in December 2004.

Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues.  Management and consulting services, product sales and contract revenue for the three months ended March 31, 2005 were $240,000 compared to $600,000 for the same period ended March 31, 2004.    The decrease in revenue for period was associated with lower training and consulting services and contract revenue. While revenues for the three-month period decreased, our most important business indicator, iVOW program management fees, increased as a result of signing up our first full-fledged iVOW center in the second half of 2004.  We also saw an increase in vitamin sales for both periods.  We anticipate that revenues in the second quarter will increase slightly over current levels with greater quarterly growth expected in later quarters. The decrease associated with lower training and consulting fees was the result of a change in the market as demand shifted from the requirement to be surgically trained to more of a focus on the operational aspects of bariatric programs.  Also playing a part in the reduction was payor uncertainty.  Contract revenue decreased as a result of our strategic alliance agreement with EES, which ended in December 2004.

Increase/(decrease) over prior year	Three Months ended March 31, 2005
Management fees	$46,000
Training and consulting fees	(302,000)
Vitamins sales	21,000
Contract revenue	(125,000)
$(360,000)

Cost of revenues.  Our cost of revenues includes direct costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales.  Costs of revenues for the three-months ended March 31, 2005 were $286,000 compared to $379,000 for the three-months ended March 31, 2004.  Of the $93,000 decrease in costs of revenue for 2005, $88,000 was associated with the reduction in training and consulting revenues over the prior year and $5,000 was associated with vitamin costs.  Increased revenues in future quarters will most likely bring an increase in cost of revenues.  The level of increase is difficult to project due to varying costs associated with each revenue type.

Product development.  Product development expense was down $5,000 to $77,000 from $82,000 for the three-months ended March 31, 2004.  This decrease was related to staff time being spent in sales and marketing.

Sales and marketing expenses.  Sales and marketing expenses were $273,000 for the three-months ended March 31, 2005, and $171,000 for the same period end March 31, 2004.  The $102,000 increase was primarily due to an increase in staffing related expenses of approximately $52,000 and advertising and promotion of approximately $59,000, offset by a reduction in facility expense allocation of $9,000.  We expect to see an increase in our sales and marketing expenses during the next quarter of 2005 as we complete some of our advertising and promotion work that we began in the first quarter.

General and administrative expenses.  General and administrative expenses were $572,000 for the three-months ended March 31, 2005 and $370,000 for the three-months ended March 31, 2004.  The $202,000 increase in 2005 was a result of higher staffing related expenses of approximately $39,000 and public company expenses; specifically audit fees of $50,000, legal fees of $57,000 and other related public company expenses of $56,000.  We expect our general and administrative expenses to increase during the coming quarters as we continue to implement procedures to comply with the Sarbanes-Oxley Act of 2002.

Other income and expense.  For the three-months ended March 31, 2005 we had other income, net of expense, of $6,000 compared to $1,000 of expense, net of income, for the same period last year.  This change was related to higher interest income of $7,000 for the three-months ended March 31, 2005.

Discontinued operations.  For the three-months ended March 31, 2005 we recognized $4,000 in income from the gain on the sale of our technology business.  The gain on the sale is the result of having recognized and collected payments from the buyer, Viking Systems, Inc., greater than the value of the assets sold in April 2004. We expect to recognize additional gains over the coming periods as Viking Systems, Inc. makes additional payments under the asset sale agreement. The loss from discontinued operations for the quarter ended March 31, 2004 was $499,000.

Liquidity and capital resources

Net cash used for operating activities for the three-months ended March 31, 2005 was $904,000 compared to net cash used of $145,000 for the corresponding three-month period in 2004.  The $759,000 increase in net cash used in operating activities during the 2005 period is primarily attributable to reduced revenues of $360,000 in 2005, higher operating expenses of $206,000 in 2005, with the remaining $193,000 in 2005 related balance sheet account activities.

Net cash provided by investing activities was $179,000 for the three-months ended March 31, 2005 compared to net cash used in investing activities of $5,000 in the same period in 2004.  The $184,000 increase in net cash provided by investing activities during 2005 over 2004 was primarily attributable to proceeds from the sale of the Visualization Technology business of $189,000.

Net cash used in financing activities was $56,000 for the three-months ended March 31, 2005, compared to net cash provided by financing activities of $394,000 for the same period in 2004.  The $450,000 decrease in net cash provided by financing activities in 2005 from 2004 period was primarily attributable to the private placement of shares of our common stock and the sale of common stock through our employee stock purchase plan for aggregate net proceeds of $593,000 in February 2004 compared to $22,000 raised in the sale of common stock through our employee stock purchase plan in the first three months of 2005.  Also during 2004, we repaid $130,000 more in short-term borrowings than we did during the three-month period ended March 31, 2005.

Since our formation in July 1993, and as of March 31, 2005, we have incurred cumulative net losses of $73.0 million.  At March 31, 2005, we had cash and cash equivalents of $1.2 million.  We believe that these cash resources, including revenues from operations, will be sufficient to meet our anticipated capital requirements through at least June 2005.  These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding, but cannot assure that we will be successful.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products.  In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Item 3                                                              Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, our investment portfolio included no fixed-income securities.

At March 31, 2005, our investment in equity securities of Viking Systems, Inc. is held as available for sale securities. Accordingly, there is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

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

Risks Related to our Financial Results and Need for Financing

We need to raise funds immediately to support our operations.  These funds may not be available on acceptable terms, if at all, and we may be forced to cease our operations.

At March 31, 2005, we had cash and cash equivalents of $1,189,000.  We believe that our cash and cash equivalents, together with anticipated 2005 product revenues and interest income, will only be sufficient to meet our anticipated capital requirements through June 2005.  As a result, we have an immediate need to raise additional funds to continue our operations.  Any funding transaction may require us to relinquish rights to some of our technologies, and will be dilutive to our existing stockholders.  We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms.  If we are unable to secure additional capital, we may be unable to sustain operations beyond June 2005, and you may lose your entire investment in our company.

We expect that the cash flows produced by our iVOW business will be unpredictable in the near term, and we expect to continue to experience operating losses for the foreseeable future, which increases our need for significant additional funding.  The amount of additional capital which we need to raise will depend on many factors, including:

•                  the extent to which the iVOW Centers and other services gain market acceptance;

•                  the speed with which we can execute our business plan, including our sales and marketing activities and the costs to establish iVOW Centers;

•                  the levels of reimbursement for procedures performed; and

•                  the extent of competition.

In addition, our current shortage of funds has forced us to curtail activities designed to grow our business, such as sales and marketing. These cutbacks may negatively affect our ability to grow our business.

We have a history of losses and may not become profitable.

Since our formation in July 1993, and as of March 31, 2005, we have incurred cumulative net losses of $73.0 million.  Specifically, we incurred net losses of $1.1 million in 2002, $2.2 million in 2003, $3.9 million in 2004 and $1.0 million in the first quarter of 2005.  We expect to incur losses for the foreseeable future.  We may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

Collection of amounts due to us from and realization of carrying amount of investment in Viking Systems is uncertain.

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

In addition, we received 1,654,000 shares of common stock of Viking Systems in connection with the sale of our Visualization Technology business. We currently value those shares at a total of $1,158,000, which represents the trading price of Viking common stock at March 31, 2005. Viking’s common stock is thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking’s common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares.  A significant drop in the trading price of Viking’s common stock would negatively affect our financial position and, specifically, our stockholders’ equity balance. As discussed elsewhere, we have repeatedly been the subject of delisting proceedings from the Nasdaq SmallCap Market because of our failure to maintain sufficient stockholders’ equity. Any reduction in our stockholders’ equity associated with a drop in the trading price of Viking common stock would subject us to delisting proceedings by Nasdaq.

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

We plan to set up our iVOW Centers in conjunction with hospitals and surgeons.  There can be no assurance that we will be able to negotiate the establishment of these Centers in a timely manner or on terms satisfactory to us, if at all.  Our experience to date is limited to one existing management contract in place since February 2004, one contract entered into in August 2004 and an additional contract entered into March 2005.  We are in active negotiation for others; however, we cannot accurately predict the time and expense involved in these negotiations, and any unexpected delays could negatively impact the execution of our strategic plan.  Any inability to timely establish additional iVOW Centers will harm our cash position and increase our need to raise additional capital.

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

Our current key employees are; Michael H. Owens, M.D., Chief Executive Officer, President and Chief Medical Officer; Howard Sampson, Chief Financial Officer; Stephen F. Sedlock, Vice President of Marketing; Mary Lou Walen, Associate Vice President, Customer Relations; and Aimee Johnston, Associate Vice President, Sales and Bariatric Management Services.  We do not maintain key personnel life insurance policies on any of these individuals.

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

The sale of our Visualization Technology business closed on April 15, 2004 so our future success as a company will depend on our ability to execute on the establishment and growth of our obesity disease state management business.  As a company, we have limited experience in the provision of surgical services.  We will also be required to build this business from a relatively small base, finding partners and surgeons willing to participate.  We cannot assure you that we will be able to build a successful services business in the long term.

Risks Related to the Securities Markets and Ownership of our Common Stock

Our common stock may be subject to delisting from the Nasdaq SmallCap Market because we fail to maintain compliance with continued listing criteria.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to maintain a bid price for its stock of $1.00 per share and maintain a stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements).  Failure to comply with these requirements subjects a company to de-listing proceedings.  We have twice over the past 3 years been subjected to delisting proceedings from Nasdaq for failure to meet the minimum stockholders’ equity requirement.  Each time we eventually regained compliance by raising additional operating capital.

On April 28, 2005, we received notification from The Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4).  The Nasdaq notice indicated that we will be provided 180 calendar days, or until October 25, 2005, to regain compliance by having the bid price of our common stock close at $1.00 per share or above for a minimum of 10 consecutive trading days prior to October 25, 2005.

If we have not regained compliance by October 25, 2005, the Staff of the Nasdaq will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c), except for the bid price requirement.  If we meet the initial listing criteria, the Staff will provide us an additional 180 calendar day compliance period.  If we are not eligible for an additional compliance period, the Staff will provide written notification that our securities will be delisted.  At that time, we may appeal the Staff’s determination to delist our common stock to a Listing Qualifications Panel.

As of March 31, 2005, our stockholders’ equity balance is $2,141,000, which is below the $2,500,000 minimum required to maintain our continued listing on the Nasdaq SmallCap Market.  We expect to receive a notice from Nasdaq informing us that our common stock is subject to delisting from the Nasdaq SmallCap Market for failing to maintain the minimum stockholders’ equity.  If we choose to take steps to maintain our listing, we will be required to attend a hearing and develop a plan to regain compliance.  These steps will be costly, both in terms of direct expenses and diversion of management time and resources, and there is no guarantee that Nasdaq will accept any plan we propose.

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

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future.  For example, we only have approximately 190 shareholders of record and the average daily trading volume in our stock is approximately 22,000 shares.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance.  The market price of our common stock has historically been highly volatile.  For example, between July 2004 and April

2005, the trading price of our common stock ranged from $0.55 to $3.00.  The trading price of our common stock may continue to be significantly affected by factors such as:

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

•                  announcements of technological innovations,

•                  new products or new contracts by us or our competitors,

•                  regulatory announcements,

•                  developments with respect to patents or proprietary rights,

•                  conditions and trends in the health services, medical device and other technology industries,

•                  adoption of new accounting standards affecting the health services industry and the  medical device industry, and

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

We maintain ownership of the technology transferred to Viking Systems, Inc. in connection with the sale of our Visualization Technology business in April 2004.  In the event Viking Systems does not make the required royalty payments to us, their rights in the technology will be terminated.  In such case, we will be able to continue to commercialize that technology.  To the extent we decide to incorporate that technology into our business, our future success will depend, in part, on our ability to continue developing patentable products, enforcing our patents and obtaining patent protection for our products both in the United States and in other countries.  The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions.  Patents may never issue from any patent applications owned by or licensed to us.  Even if patents do issue, the claims allowed may not be sufficiently broad to protect our technology.  In addition, issued patents owned by or licensed to us may be challenged, invalidated or circumvented, or the rights granted there under may not provide us with competitive advantages.  Further, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights.  Litigation, which would result in substantial expense, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of proprietary rights of third parties or whether our products, processes or procedures infringe any such third-party proprietary rights.

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

Item 3.  Controls and Procedures

(a)            Evaluation of disclosure controls and procedures

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the period covered by this report.  Based on the foregoing, our executive officer and chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were effective.

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

In response to the matters identified, we have taken steps to strengthen our internal control over financial reporting to remediate the significant deficiencies.  Specifically, we have taken, or intend to take, the following steps, among others:

•             During the first quarter we have expanded and enhanced our accounting and reporting staff by adding a full time accountant and have begun training our financial analyst in financial reporting;

•             During the second quarter we intend to expand our financial disclosure and reporting knowledge through continuing education courses so as to minimize our financial reporting deficiencies in the future.

(b)   Changes in internal controls of our financial reporting

Other than as set forth above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the quarterly period ended March 31, 2005 through the solicitation of proxies or otherwise.

Item 5.   Other Information

None.

Item 6.   Exhibits

A)      Exhibits

Exhibit No.	Description
3.1 (1)	Second Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.3 (3)	Certificate of Designations of Series A Convertible Preferred Stock.

3.4 (4)	Amended Certificate of Designations of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 26, 2004.

3.5 (1)	Restated Bylaws.

4.1 (5)	Form of Certificate for Common Stock.

10.60*	Bariatric Administrative Services Agreement, dated April 20, 2005, with Lenox Hill Hospital and Manhattan Minimally Invasive & Bariatric Surgery, P.C.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as

*Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the "Mark"). This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securites Act.

adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

iVOW, INC.

Date:	May 16, 2005	/s/	Michael H. Owens, M.D.
Michael H. Owens, M.D.
President, Chief Executive Officer and
Director

Date:	May 16, 2005	/s/	Howard Sampson
Howard Sampson
Vice President of Finance, Chief Financial
Officer and Secretary
(Principal financial and accounting officer)