Form 10-K/A
period 2004-12-31
iVOW, Inc.
filed 2005-05-18
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Report”) changes the presentation of information previously disclosed in Item 10 of Part III of the Report, which was included in Amendment No. 1 to the Report, filed on May 2, 2005.  No attempt has been made in this Amendment No. 2 to modify or update any other disclosures in the Report.  Accordingly, this Amendment No. 2 should be read in conjunction with the Report and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

Involvement in Certain Legal Proceedings

Mr. Toney served as President and Chief Executive Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, from February 2001 to November 2001 and served as Executive Vice President and Chief Financial Officer from July 1999 to February 2001.  HealthCentral.com, Inc. filed a petition for Chapter 11 reorganization under the federal bankruptcy code in October 2001.

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

iVOW, INC.

Date: May 5, 2005	By:	/s/ Michael H. Owens, M.D.
Michael H. Owens, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Owens, M.D.	Chief Executive	May 5, 2005
(Michael H. Owens, M.D.)	Officer, President and Director (Principal Executive Officer)

/s/ Howard Sampson	Vice President of Finance and	May 5, 2005
(Howard Sampson)	Chief Financial Officer (Principal Financial and Accounting Officer)

*	Director	May 5, 2005
(George B. DeHuff)

*	Director	May 5, 2005
(James D. Durham)

*	Director	May 5, 2005
(James Hornthal)

*	Chairman of the Board	May 5, 2005
(John R. Lyon)

*	Director	May 5, 2005
(Scott R. Pancoast)

*	Director	May 5, 2005
(C. Fred Toney)

*	By:	/s/ Howard Sampson
Howard Sampson
Attorney-in-Fact