Form 10QSB
period 2005-06-30
iVOW, Inc.
filed 2005-08-15
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

(1)                     Yes ☒                      No ☐

(2)                     Yes ☒                      No ☐

As of August 1, 2005, there were 21,168,167 shares of $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format   Yes  ☐   No  ☒

iVOW, INC.

FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)

iVOW, Inc.

Condensed Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$643,582	$1,969,561
Accounts receivable	114,831	176,291
Royalty receivable from Viking Systems, Inc.	50,000	—
Due from Viking Systems, Inc.	—	188,797
Inventories	114,532	62,094
Prepaid insurance	52,537	197,551
Other current assets	98,638	51,812
Total current assets	1,074,120	2,646,106
Equipment, net of accumulated depreciation	12,419	31,743
Investment in marketable equity securities of Viking Systems, Inc.-available for sale	827,000	1,306,660
Total assets	$1,913,539	$3,984,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,306	$288,083
Current portion of capital lease obligations	15,013	16,969
Short-term notes	19,588	128,219
Accrued compensation	140,437	164,937
Related party liabilities	67,212	35,659
Deferred revenue	37,500	31,250
Accrued liabilities	62,011	85,896
Total current liabilities	585,067	751,013

Long term portion of capital lease obligations	—	10,516

Total liabilities	585,067	761,529

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 5,000,000 Issued and outstanding shares – 826,447 at June 30, 2005 (Liquidation value $3,140,499) and 915,000 at December 31, 2004 (Liquidation value $3,477,000)	1,059,704	1,108,592
Common stock, $.01 par value: Authorized shares - 35,000,000 Issued and outstanding shares – 11,062,346 at June 30, 2005 and 10,946,264 at December 31, 2004	110,624	109,462
Additional paid-in capital	72,808,246	72,702,851
Accumulated other comprehensive income	793,920	1,273,580
Deferred compensation	(2,148)	(7,896)
Accumulated deficit	(73,441,874)	(71,963,609)
Total stockholders’ equity	1,328,472	3,222,980

Total liabilities and stockholders’ equity	$1,913,539	$3,984,509

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to Condensed Financial Statements.

IVOW, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Revenues	$252,916	$302,911	$492,597	$902,715
Cost and expenses:
Cost of revenues	237,431	253,241	523,028	632,114
Product development	22,956	96,865	100,403	178,965
Sales and marketing	216,076	249,247	488,794	420,638
General and administrative	394,478	370,373	966,253	739,889

Total cost and expenses	870,941	969,726	2,078,478	1,971,606

Loss from operations	(618,025)	(666,815)	(1,585,881)	(1,068,891)

Other income, net	4,490	3,577	10,212	2,772

Loss from continuing operations	(613,535)	(663,238)	(1,575,669)	(1,066,119)

Gain (loss) from discontinued operations	128,588	(133,212)	132,644	(632,516)

Net loss	(484,947)	(796,450)	(1,443,025)	(1,698,635)

Accretion of dividends on preferred stock	(29,362)	(34,665)	(35,237)	(70,192)
Deemed dividend on redemption of preferred stock	—	(131,985)	—	(131,985)

Net loss applicable to common stockholders	$(514,309)	$(963,100)	$(1,478,262)	$(1,900,812)
Other comprehensive loss:
Net loss	(484,947)	—	(1,443,025)	—
Unrealized loss on available-for-sale securities	(330,800)	—	(479,660)	—
Total comprehensive loss	$(815,747)	—	$(1,922,685)	—

Loss per share basic and diluted:
Continuing operations	$(0.06)	$(0.10)	$(0.14)	$(0.19)
Discontinued operations	0.01	(0.02)	0.01	(0.10)
Net loss per common share applicable to common stockholders	$(0.05)	$(0.12)	$(0.13)	$(0.29)

Shares used in computing basic and diluted loss per share	11,062,346	7,728,995	11,049,175	6,495,282

See accompanying notes to Condensed Financial Statements.

iVOW, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
		(Restated)
OPERATING ACTIVITIES
Net loss	$(1,443,025)	$(1,698,635)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	28,590	17,853
Amortization of deferred compensation	5,748	5,536
Changes in operating assets and liabilities:
Accounts receivable	61,460	260,594
Royalty receivable from Viking Systems, Inc.	(50,000)	—
Inventories	(52,438)	34,182
Prepaid insurance	145,015	103,494
Other current assets	(46,828)	(89,229)
Accounts payable	(44,777)	(16,854)
Accrued compensation	(24,500)	74
Deferred revenue	6,250	(182,500)
Accrued liabilities	7,664	(85,844)
Changes in assets and liabilities related to discontinued operations	—	379,073
Net cash flows used in operating activities	(1,406,841)	(1,272,256)

INVESTING ACTIVITIES
Maturities of short-term investments	—	183,708
Purchases of equipment	(9,266)	(25,575)
Proceeds from sale of business	188,797	218,919
Net cash flows provided by investing activities	179,531	377,052

FINANCING ACTIVITIES
Issuance of common stock, net	22,431	4,660,109
Payment on short-term notes	(108,630)	—
Redemption of Series A preferred stock	—	(200,000)
Payment on capital lease obligations	(12,470)	49
Repayment of short-term bank borrowings	—	(200,000)
Net cash flows provided by (used in) financing activities	(98,669)	4,260,158
Net increase (decrease) in cash and cash equivalents	(1,325,979)	3,364,954
Cash and cash equivalents at beginning of period	1,969,561	448,943
Cash and cash equivalents at end of period	$643,582	$3,813,897

Non-cash transactions:
Accretion of dividends on preferred stock	$(35,237)	$70,192
Conversion of Series A preferred stock to common stock	84,125	61,080

Supplementary cash flow information: Interest paid	$3,236	$28,000

See accompanying notes to Condensed Financial Statements.

iVOW, INC.

Notes to Condensed Financial Statements

June 30, 2005

(UNAUDITED)

1.                                                 Basis of Presentation

The audited financial statements of iVOW, Inc. (the “Company”) and the notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission (“SEC”), contain additional information about us, our operations, and our financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-QSB. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the SEC, and certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, unless significant changes have taken place since the end of the most recent fiscal year.

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

We incurred net losses and negative net cash flows from operating activities in 2004, 2003, 2002, and in the first two quarters of 2005, and at June 30, 2005, had an accumulated deficit of $73.4 million. At June 30, 2005, we had cash and cash equivalents of $644,000. We believe that our cash and cash equivalents, together with the recently closed $2.5 million private placement in July 2005 (see Note 8) and the projected product revenues, royalties and interest income, will be sufficient to meet our anticipated capital requirements through at least June 2006. As a result, we may have to raise additional capital to fund our operations beyond June 2006. These factors raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise sufficient funds in the future to fund our operations beyond June 2006, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products. In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

2.                                                 Discontinued Operations

On April 15, 2004, we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly.    Prior to the sale we conducted our operations through two separate business units. The Obesity Surgical and Medical Management Services business unit (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity. In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.

Under the Asset Purchase Agreement, we sold all the operating assets and related liabilities of the Visualization Technology business to Viking. In return, Viking agreed to (a) pay us $159,000 at closing, (b) issue to us 3,054,000 shares of Viking common stock, representing approximately 10% of its common shares outstanding on a fully diluted basis, and (c) remit to us the value of any former Visualization Technology inventory sold by Viking before April 15, 2005. We also entered into a license agreement with Viking that will pay us royalties over the next five years based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five year period as follows: first year

$150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalty of $4,500,000 over the five year period. We will maintain ownership rights of all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking. In April 2005, we received the final payment of the first year minimum royalty.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us. As a result, the carrying value of the net assets sold, $746,614, is considered to be equal to the value of the net assets received and a gain is not recognized at the time of the transaction. The Viking consideration, exclusive of cash, is considered non-monetary because Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds to sustain its operations or fund its growth plan. All proceeds received, including payments derived by the sale of inventory, from Viking have been credited against the Due from Viking Systems, Inc. account. As of June 30, 2005, the balance Due from Viking Systems, Inc. was repaid in full. For the three and six months ended June 30, 2005, proceeds of $78,588 and $82,644, respectively, in excess of the carrying value of the net assets sold have been recorded as a gain from discontinued operations and, beginning in May 2005, future minimum royalties due from Viking will be recognized on a straight-line basis during the year as a gain from discontinued operations. At June 30, 2005, $50,000 of the $300,000 year two minimum royalties under the licensing agreement with Viking has been recognized as a gain from discontinued operations and has been included as royalty receivable from Viking Systems, Inc.

Our financial results for the three and six months ended June 30, 2004 have been restated to show the results of operations for the Visualization Technology business as a discontinued operation. The operating results of the discontinued operations were as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Sales	$116,045	$1,227,672
Costs and Expenses
Cost of sales	110,636	1,035,667
Research and development	70,556	330,014
Sales and marketing	14,860	78,678
General and administrative	52,905	415,529
Total cost and expenses	248,957	1,859,888
Interest expense	300	300
Loss from discontinued operations	$(133,212)	$(632,516)

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

3.                                                 Investment in equity securities of Viking Systems, Inc.

The cost and fair value of Viking’s securities are as follows:

		June 30, 2005		December 31, 2004
Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$793,920	$827,000	$1,273,580	$1,306,660

The decrease in the fair value of the equity securities during the six months ended June 30, 2005 of $479,660 has been included in other comprehensive loss.

4.                                                 Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and include vitamin finished goods and consulting services work in progress associated with our disease state management of morbid obesity business.

5.                                                 Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of potentially dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities. Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented. For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 7) have been added to the net loss to arrive at net loss applicable to common stockholders. For the three and six month periods ended June 30, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 5,849,111 shares, comprised 3,751,748 warrant shares, 826,447 convertible preferred shares and options to purchase up to 1,270,916 shares of common stock. For the three and six month periods ended June 30, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 5,372,764 shares, comprised of 3,764,953 warrant shares, 915,000 convertible preferred shares and options to purchase up to 692,811shares of common stock.

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

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS 123 using the Black-Scholes option pricing model and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(514,309)	$(963,100)	$(1,478,262)	$(1,900,812)
Pro forma compensation expense using fair value method	(80,908)	(66,427)	(146,943)	(126,685)
Pro forma net loss	$(595,217)	$(1,029,527)	$(1,625,205)	$(2,027,497)

Basic and diluted loss per share applicable to common stockholders:
As reported	$(0.05)	$(0.12)	$(0.13)	$(0.29)
Pro forma	$(0.05)	$(0.13)	$(0.15)	$(0.31)

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

8.                                       Subsequent Events

On July 19, 2005, at the annual meeting of the stockholders we received approval to issue securities representing more than 20% of the outstanding voting power in connection with a private placement financing, to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance plan from 2,592,500 to 4,000,000, to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 150,000 to 300,000 and to amend our Second Restated Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 70,000,000.

On July 26, 2005, we closed the private placement of 8.33 million Units at a purchase price of $0.30 per Unit, with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, for aggregate gross proceeds of approximately $2.5 million, or $2.2 million net of expenses. The warrants have an exercise price of $0.30 per share and have a term of five years. We have agreed to file a registration statement covering the shares of common stock and the common stock underlying the warrants sold in the private placement on or before September 9, 2005.

We intend to use the net proceeds of the private placement for development and expansion of our Obesity Surgery Management Services business, including working capital, funding of anticipated operating losses, infrastructure development, expenses associated with marketing efforts and payment of corporate overhead and may also use a portion of the proceeds, currently intended for general corporate purposes, to invest in acquisitions, joint ventures or other collaborative arrangements, or to invest in or acquire products or services.

In connection with the private placement, we completed an exchange with the holders of the outstanding Series A Preferred Stock. In this transaction, the holders of Series A Preferred Stock exchanged their 826,447 shares of Series A Preferred Stock for 1,246,086 Units, 526,447 shares of common stock and $126,406 in cash. As a result of this exchange, we have no outstanding shares of Series A Preferred Stock after July 26, 2005.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.” WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-QSB AND OUR 2004 ANNUAL REPORT ON FORM 10-K AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Subsequent Events

On July 19, 2005, at the annual meeting of the stockholders we received approval to issue securities representing more than 20% of the outstanding voting power in connection with a private placement financing, to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance plan from 2,592,500 to 4,000,000, to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 150,000 to 300,000 and to amend our Second Restated Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 70,000,000.

On July 26, 2005, we closed the private placement of 8.33 million Units at a purchase price of $0.30 per Unit, with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, for aggregate gross proceeds of approximately $2.5 million, or $2.2 million net of expenses. The warrants have an exercise price of $0.30 per share and have a term of five years. We have agreed to file a registration statement covering the shares of common stock and the common stock underlying the warrants sold in the private placement on or before September 9, 2005.

We intend to use the net proceeds of the private placement for development and expansion of our Obesity Surgery Management Services business, including working capital, funding of anticipated operating losses, infrastructure development, expenses associated with marketing efforts and payment of corporate overhead and may also use a portion of the proceeds, currently intended for general corporate purposes, to invest in acquisitions, joint ventures or other collaborative arrangements, or to invest in or acquire products or services.

In connection with the private placement, we completed an exchange with the holders of the outstanding Series A Preferred Stock. In this transaction, the holders of Series A Preferred Stock exchanged their 826,447 shares of Series A Preferred Stock for 1,246,086 Units, 526,447 shares of common stock and $126,406 in cash. As a result of this exchange, we have no outstanding shares of Series A Preferred Stock after July 26, 2005.

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

Revenue Recognition

Revenue generated from our disease state management of morbid obesity business is recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is reasonably assured. Any payments received in advance of completion of the service are recorded as deferred revenue. Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is reasonably assured.

Sales returns are estimated based on the historical experience and management’s expectations and are recorded at the time product revenue is recognized.

Annual minimum royalty payments received, as part of the sale of our technology business to Viking in April 2004, are recorded as gain from discontinued operations. Future royalty payments due after April 15, 2005 will be recognized as revenue on a straight-line basis over the related royalty payment term.

We received semi-annual payments as a result of fulfilling certain obligations related to our strategic alliance agreement with Ethicon Endo-Surgery, Inc. (EES). These payments were recognized as revenue on a straight-line basis over the related contract term. The strategic alliance agreement ended in December 2004.

Our results of operations for three-months and six-months ended June 30, 2005 versus three-months and six-months ended June 30, 2004

Revenues.   Management and consulting services, product sales and contract revenue for the three and six-months ended June 30, 2005 were $253,000 and $493,000, respectively, compared to $303,000 and $903,000 for the same periods ended June 30, 2004.     The decrease in revenue for period was associated with lower training and consulting services and contract revenue. While total revenues for the three and six-month periods decreased, our iVOW program management fees increased as a result of signing up our second full-fledged iVOW center in April 2005. We also saw an increase in vitamin sales for both periods. We anticipate that revenues in the third quarter will increase slightly over current levels with greater quarterly growth expected in later quarters. The decrease associated with lower training and consulting fees was the result of a change in the market as demand shifted from the requirement to be surgically trained to more of a focus on the operational aspects of bariatric programs. Also playing a part in the reduction was payor uncertainty. Contract revenue decreased as a result of our strategic alliance agreement with EES ending in December 2004.

Increase/(decrease) over prior year	Three Months ended June 30, 2005	Six months ended June 30, 2005
Management fees	$104,000	$150,000
Training and consulting fees	(46,000)	(349,000)
Vitamins sales	17,000	39,000
Contract revenue	(125,000)	(250,000)
	$(50,000)	$(410,000)

Cost of revenues. Our cost of revenues includes direct costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales. Costs of revenues for the three and six-months ended June 30, 2005 were $237,000 and $523,000, respectively, compared to $253,000 and $632,000 for the three and six-months ended June 30, 2004. The decrease in the three-months ended June 30, 2005 was primarily due to lower spending associated with a reduction in staff that resulted in a savings of $14,000 along with a reduction of $52,000 in direct costs related to the decrease of $46,000 in revenues in the areas of training and consulting services. These reductions were offset by an increase in the area of management fee costs of $49,000 due to signing up a new iVOW center early in the second quarter of 2005. The decrease for the six-month period ended June 30, 2005 was primarily due to lower spending of $253,000 in direct training and consulting services costs directly related to the decrease of $349,000 in revenues in the related areas along with an offset of $134,000 due to increased management fee costs associated with preparing for and signing up the new iVOW center in early April 2005. Increased revenues in future quarters may bring an increase in cost of revenues. The level of increase is difficult to project due to varying costs associated with each revenue type.

Product development. Product development expenses were $23,000 and $100,000 for the three and six-months ended June 30, 2005, respectively, compared to $97,000 and $179,000 for the three and six-months ended June 30, 2004, respectively. This $74,000 decrease in the three month period ended June 30, 2005 was primarily related to a reduction in staff time being invested in the development of training programs due to staff reductions that took effect at the end of March 2005 and the completion of the training programs that were under development. The quarter ended June 30, 2005 decrease was the primary cause for the decrease of $79,000 in product development expense for the six-month period ended June 30, 2005.

Sales and marketing expenses. Sales and marketing expenses were $216,000 and $489,000 for the three and six-months ended June 30, 2005, respectively, and $249,000 and $421,000 for the three and six-months ended June 30, 2004, respectively. The $33,000 decrease was primarily due to lower salaries of $9,000 due to staff reduction and related expense allocations for facilities of approximately $34,000 offset by increased advertising and promotion expense of $10,000. The increase in expense of $68,000 for the six month period ended June 30, 2005 over the same period in 2004 was primarily due to first quarter spending associated with staffing expenses of $38,000, travel related expense of $10,000 and advertising and promotion of $56,000. The increase in expenses was offset by a decrease in facility expense allocation. We expect to see an increase in our sales and marketing expenses during the coming quarters as we increase our market presents.

General and administrative expenses. General and administrative expenses were $394,000 and $966,000 for the three and six-months ended June 30, 2005, respectively, and $370,000 and $740,000 for the three and six-months ended June 30, 2004, respectively. The $24,000 increase in the three months ended June 30, 2005 was primarily the result of public company expense associated with compensation paid to our independent board members in 2005 for which there was no expense in 2004. The majority of the increase of $226,000 for the six months ended 2005 over 2004 was a result of an increased staffing expense of approximately $93,000, which was primarily associated with the quarter ended March 31, 2005 and prior to staff reductions late in that quarter, public company expenses, specifically board compensation expenses of $53,000, for which there was no expense in 2004 and facility allocation expense of $51,000. We expect our general and administrative expenses to increase during the coming quarters as we continue to implement procedures to comply with the Sarbanes-Oxley Act of 2002.

Other income and expense. For the three and six-months ended June 30, 2005 other income, net of expense was $4,000 and $10,000, respectively, compared to $4,000 and $3,000, respectively, for the same periods last year. This increase for the six-months ended was primarily related to interest income earned on higher average cash balances.

Discontinued operations. For the three and six-months ended June 30, 2005 we recognized $129,000 and $133,000, respectively, in income from the gain on the sale of our technology business. The gain on the sale is the result of having recognized and collected payments from the buyer, Viking Systems, Inc., greater than the value of the assets sold in

April 2004 along with the recognition of royalties receivable on the $300,000 minimum royalty due in October 2005 for the period May 2005 through October 2005.  For the three-month period ended June 30, 2005 we collected and recognized $79,000 and recognized $50,000 of the royalty due. For the six-month period we collected and recognized $83,000 and recognized $50,000 of the royalty due. We expect to recognize additional gains in the future as minimum royalties are recognized on a straight-line basis over the coming periods. The loss from discontinued operations for the quarter ended June 30, 2004 was $133,000 and for the six-months it was $633,000.

Liquidity and capital resources

Net cash used in operating activities for the six-months ended June 30, 2005 was $1,407,000 compared to net cash used of $1,272,000 for the corresponding six-month period in 2004. The $135,000 increase in net cash used in operating activities during the 2005 period is primarily attributable the cash generated from changes in assets and liabilities related to discontinued operations of $379,000 in 2004 and offset by a lower net loss of $256,000 for 2005 with the difference of $12,000 related to other balance sheet account activities.

Net cash provided by investing activities was $180,000 for the six-months ended June 30, 2005 compared to net cash provided by investing activities of $377,000 in the same period in 2004. The $197,000 increase in net cash provided by investing activities during 2004 over 2005 was primarily attributable to maturities of short-term investments of $184,000 in 2004 with the difference attributed to higher equipment purchases in 2004 over 2005 of $17,000 and higher proceeds from the sale of the Visualization Technology business of $30,000 in 2004.

Net cash used in financing activities was $99,000 for the three-months ended June 30, 2005, compared to net cash provided by financing activities of $4,260,000 for the same period in 2004. The $4,359,000 decrease in net cash provided by financing activities in 2005 compared to 2004 period was primarily attributable to 2004 activity that included the private placement of units of our common stock and warrants for net proceeds of approximately of $4,660,000, less payment of $200,000 for the redemption of our Series A preferred stock and payment on short-term bank borrowings of $200,000, compared to 2005 activity that included repayment of $109,000 in short-term borrowings associated with financing our insurance premiums and in 2004.

Since our formation in July 1993, and as of June 30, 2005, we have incurred cumulative net losses of $73.4 million. At June 30, 2005, we had cash and cash equivalents of $644,000. We believe that our cash and cash equivalents, together with the recently closed $2.5 million private placement in July 2005 and the projected product revenues, royalties and interest income, will be sufficient to meet our anticipated capital requirements through at least June 2006. As a result, we may have to raise additional capital to fund our operations beyond June 2006. These factors raise substantial doubt about our ability to continue as a going concern. Should we be unable to raise sufficient funds in the future to fund our operations beyond June 2006, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products. In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Item 3                                                              Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, our investment portfolio included no fixed-income securities.

At June 30, 2005, our investment in equity securities of Viking Systems, Inc. is held as available for sale securities. Accordingly, there is a significant risk of negative adjustments to the carrying value due to possible market fluctuations in its stock price.

RISKS AND UNCERTAINTIES

You should carefully consider the following risks and uncertainties before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to our Business and Industry

We have a history of losses and may never become profitable.

Since our formation in July 1993, and as of June 30, 2005, we have incurred cumulative net losses of $73.4 million. Specifically, we incurred net losses of $1.1 million in 2002, $2.2 million in 2003, $3.9 million in 2004 and $1.4 million in the first half of 2005. We expect to incur losses for the next several quarters as we continue to implement our business plan. However, we may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

As a company, we have limited experience in the management of health care services businesses.

Although we have been involved in the development of bariatric surgical programs since 2000, we have never directly managed these programs. As such, we have only a limited and indirect operating history upon which an evaluation of our prospects can be based. In addition, the bariatric surgical market is relatively new and is evolving rapidly, which can cause changes in the way clients react to the services offered. We have yet to prove that our management model is appropriate for the market we are addressing. To be successful, it is crucial that we develop strong affiliations with hospitals and surgical centers, and we have not yet proven our ability to do so. We have established only two significant operating agreements with hospitals to date. To successfully implement our business plan, we must establish many more such relationships.

Our business has been and continues to be adversely impacted by changes in reimbursement and uncertainty concerning Medicare’s decision on whether to provide coverage for gastric bypass surgery. Doctors, hospitals, surgical practices and those companies that support the obesity surgery market will adapt their businesses to the evolving reimbursement and payor policies. We believe that for many of these parties Medicare’s decision on the coverage of gastric bypass surgery is a critical step in their business analysis, which has resulted in a slowdown in market growth.

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

We plan to set up our iVOW Centers in conjunction with hospitals and surgeons. There can be no assurance that we will be able to negotiate the establishment of these Centers in a timely manner or on terms satisfactory to us, if at all. Our experience to date is limited to two existing management contract in place since February 2004, one contract entered into in August 2004 and an additional contract entered into in March 2005. We are in active negotiation for others; however, we cannot accurately predict the time and expense involved in these negotiations, and any unexpected delays could negatively impact the execution of our strategic plan. Any inability to timely establish additional iVOW Centers will harm our cash position and increase our need to raise additional capital.

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

The license fees Viking Systems, Inc. owes us may not exceed the minimum royalty amounts.

As part of the sale of our Visualization Technology business unit to Viking Systems, Inc., we entered a license agreement with Viking under which Viking agreed to pay us royalties over the next five years based on sales from this business unit, with minimum royalties during the five year period.  Viking paid us the minimum royalty of $150,000 for the first year of the license.  Viking is a relatively new company, and there is no assurance that it will be successful in selling a significant number of products based on the Visualization Technology business.  As a result, there can be no assurance that Viking will owe us more than the minimum royalties set forth in the license agreement.  Additionally, if Viking’s business does not succeed, it may not have sufficient funds in the future to pay us the minimum royalty amounts owed to us under the license agreement.

We need to raise additional funds to support our operations. These funds may not be available on acceptable terms, if at all.

At June 30, 2005, we had cash and cash equivalents of $644,000. We believe that our cash and cash equivalents, together with the recently closed $2.5 million private placement in July 2005 and the projected product revenues, royalties and interest income, will be sufficient to meet our anticipated capital requirements through June 2006. As a result, we may need to raise additional capital to fund our operations beyond June 2006. Any future funding transaction may require us to relinquish rights to some of our intellectual property or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we may be unable to sustain operations beyond June 2006, and you may lose your entire investment in our company.

We expect that the cash flows produced by our iVOW business will be unpredictable in the near term, and we expect to continue to experience operating losses for the foreseeable future, which increases our need for significant additional funding. The amount of additional capital that we need to raise will depend on many factors, including:

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

Our current key employees are Michael H. Owens, M.D., Chief Executive Officer, President and Chief Medical Officer; Howard Sampson, Chief Financial Officer; Joann Harper, Vice President of Product: development, implementation, and operations; Mary Lou Walen, Associate Vice President, Customer Relations; and Aimee Johnston, Associate Vice President, Sales and Bariatric Management Services. We do not maintain key personnel life insurance policies on any of these individuals.

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

Risks Related to the Securities Markets, Ownership of our Common Stock and the Offering

Our common stock may be subject to delisting from the Nasdaq SmallCap Market because we fail to maintain compliance with continued listing criteria.

The quantitative standards for continued listing on the Nasdaq SmallCap Market requires a company to maintain a bid price for its stock of $1.00 per share and maintain a stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements). Failure to comply with these requirements subjects a company to delisting proceedings. We have twice over the past 3 years been subjected to delisting proceedings from Nasdaq for failure to meet the minimum stockholders’ equity requirement. Each time we eventually regained compliance by raising additional operating capital.

On April 28, 2005, we received notification from Nasdaq indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The Nasdaq notice indicated that we will be provided 180 calendar days, or until October 25, 2005, to regain compliance by having the bid price of our common stock close at $1.00 per share or above for a minimum of 10 consecutive trading days prior to October 25, 2005. At our Annual Meeting on July 19, 2005, our stockholders authorized our Board of Directors, and its discretion, to effect a reverse stock split of our common stock by filing an amendment to our existing Certificate of Incorporation. Our Board has not effected the reverse stock split, but will continue to monitor the bid price of our common stock to determine whether to complete a reverse stock split prior to the October 25, 2005 compliance deadline. We also cannot assure you that if we increase the bid price of our common stock by effecting a reverse stock split, that our common stock will maintain a bid price of at least $1.00 per share as required by Nasdaq.

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

On May 17, 2005, we received a second notification from Nasdaq indicating that we were not in compliance with Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  Nasdaq also requested us to submit a detailed plan regarding our proposal to achieve and subsequently comply with all of the continued listing requirements of the Nasdaq SmallCap Market. We submitted a plan to Nasdaq on June 1, 2005, in which we indicated that we intended to achieve and maintain compliance with the $2,500,000 stockholders’ equity requirement by completing a private placement and by reducing operating costs.  On July 20, 2005, we received a letter from Nasdaq stating that it believed we had provided a definitive plan to achieve and sustain compliance with the $2,500,000 stockholders’ equity requirement, and as a result, granted an extension of time to complete private placement. We completed the private placement on July 26, 2005, raising aggregate gross proceeds of approximately $2.5 million.  With the completion of this private placement, our stockholders’ equity exceeds $2,500,000 as of the date of this quarterly report.  On August 3, 2005, we received a letter from Nasdaq stating that it has determined that we comply with Rule 4310(c)(2)(B)(i).  Nasdaq, however, will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report (a Form 10-QSB due November 14, 2005 for the quarter ending September 30, 2005), we do not evidence compliance, we may be subject to delisting.  In the event we do not comply with the stockholders’ equity requirement for the quarter ended September 30, 2005, Nasdaq will provide us with a written notification that its securities will be delisted.  In such event, we may appeal the decision to a Nasdaq Listing Qualifications Panel.

We cannot assure you that we will be able to maintain our stockholders’ equity above $2,500,000. In addition, we received 1,654,000 shares of common stock of Viking Systems in connection with the sale of our Visualization Technology business. We currently value those shares at a total of $827,000, which represents the trading price of Viking common stock at June 30, 2005. Viking’s common stock is thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking’s common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares. A significant drop in the trading price of Viking’s common stock would negatively affect our financial position and, specifically, our stockholders’ equity balance. Any reduction in our stockholders’ equity associated with a drop in the trading price of Viking common stock would subject us to delisting proceedings by Nasdaq.

If we are unable to comply with Nasdaq’s continued listing requirements, our securities will be delisted from the Nasdaq SmallCap Market. The delisting of our common stock from the Nasdaq SmallCap Market may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

We will have substantial discretion over the use of proceeds.

Our management will retain broad discretion over the use of proceeds from the private placement we closed on July 26, 2005.    The amounts and timing of the expenditures may vary significantly depending on numerous factors, including our ability to develop and expand our Obesity Surgery Management Services business, the competitive environment for our service offerings and the availability of opportunities to acquire or invest in complementary businesses, products and services.

Future sales of our common stock in the public market could cause our stock price to fall.

In the private placement financing we completed on July 26, 2005, we issued 8,333,288 shares of common stock and warrants to purchase 8,333,288 shares of common stock. We also issued a warrant for 416,664 shares of common stock and for a warrant to purchase 416,664 shares of common stock to our placement agent, Dawson James Securities. In connection with the private placement, we issued 1,772,533 shares of common stock and warrants to purchase 1,246,086 shares of common stock in exchange for the 826,447 outstanding shares of Series A preferred stock. In total, we issued 10,105,821 shares of common stock and warrants to purchase 10,412,702 shares of common stock in the private placement and the Series A exchange.

As of August 1, 2005, we had 21,168,167 shares of outstanding common stock. As a result, the 20,518,523 shares of common stock we issued in the private placement and the Series A exchange (assuming the exercise of all warrants issued as part of the private placement and the Series A exchange) represents 64% of our capital stock.

As part of these transactions, we agreed to file a registration statement on or before September 9, 2005, covering the 9,579,374 shares of common stock and warrants to purchase the 10,412,702 shares of common stock issued in the private placement and the Series A exchange. Following the effective date of the registration statement, these shares will be transferable in the public market (subject to applicable transfer restrictions on the shares held by our affiliates). Sales of these shares of common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline.

There is a limited market for our common stock and therefore investors may not be able to liquidate their investment in the foreseeable future, if at all.

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future. For example, we only have approximately 220 stockholders of record and the average daily trading volume in our stock is approximately 27,000 shares. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically been highly volatile. For example, between July 2004 and July 2005, the trading price of our common stock ranged from $0.30 to $3.00. The trading price of our common stock may continue to be significantly affected by factors such as:

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

We may make future issuances of additional shares of our securities.

In the future, we may seek to raise additional capital to meet our financial needs at any time and from time to time as our Board of Directors deems necessary and in our best interests, through the sale of equity or other securities. Potential investors should be aware that any security issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. Further, any new issuance of shares may result in a change of control of our management or us.

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

We rely on a combination of trade secrets, know-how and confidentiality restrictions for the establishment and operation of our iVOW Centers. Despite these precautions, it may be possible for unauthorized parties to copy our intellectual property or otherwise obtain and use information that we regard as proprietary. We do not have any patent protection for our business, and existing intellectual property laws provide only limited protection. We have expended significant efforts devising the types of products and services we will offer and the manner in which these will be delivered. Our ability to maintain the secrecy and confidentiality of our trade secrets and internal knowledge are crucial to the success of our business. Any failure to do so may negatively impact our prospects. We also may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

If we are unable to protect our intellectual property related to the technology transferred to Viking Systems, we may be unable to prevent other companies from using this technology in competitive products.

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

Item 3. Controls and Procedures

(a)            Evaluation of disclosure controls and procedures

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective.

In connection with the audit of our 2004 financial statements, management, together with J. H. Cohn LLP, our independent registered public accounting firm, identified the existence of several significant deficiencies related to the preparation of our financial statements and notes thereto. These significant deficiencies collectively amounted to a material weakness in our internal control over financial reporting.

In response to the matters identified, we have taken steps to strengthen our internal control over financial reporting to remediate the significant deficiencies. Specifically, we have taken, or intend to take, the following steps, among others:

•             During the first quarter of 2005 we have expanded and enhanced our accounting and reporting staff by adding a full time accountant and have started to train our financial analyst in financial reporting;

•             During the second quarter of 2005 we expanded our financial disclosure and reporting knowledge through continuing education courses so as to minimize our financial reporting deficiencies in the future and will continue in future quarters to expanded our financial disclosure and reporting knowledge.

(b)  Changes in internal controls of our financial reporting

Other than as set forth above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION [TO BE UPDATED]

Item 1.             Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We have been notified of a Notice of Intent to Initiate Litigation against us regarding a medical malpractice lawsuit in process in Florida. We are contesting the Notice of Intent, and have not yet been formally added to the lawsuit. We intend to defend this action vigorously if formally added as a party to the lawsuit.  As of the date of this report, we are not party to any material legal proceedings.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

We previously disclosed the sale of unregistered equity securities on Form 8-K, filed July 27, 2005.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

At our 2005 Annual Meeting of Stockholders, held July 19, 2005, stockholders voted to elect the director nominees, ScottR. Pancoast and C. Fred Toney, as Class I directors to serve for a term of three years, or until their respective successors are dully elected and qualified. The number of votes for, against/abstained and the broker non-votes for the director nominees were as follows:

	Number of Shares
	Vote For	Voted Against/ Abstain	Broker Non-Votes

Scott R. Pancoast	9,992,072	111,034	0

C. Fred Toney	9,978,479	124,627	0

George B. DeHuff, James D. Durham and Michael H. Owens, M.D., whose terms as directors of our company expire at our 2006 Annual Meeting of Stockholders, and James Hornthal and John R. Lyon, whose terms as directors of our company expire at our 2007 Annual Meeting of Stockholders, will continue to serve as directors of our company until their respective terms expire or until their respective success.

At the 2005 Annual Meeting, our stockholders approved each of the following actions as set forth below:

		Number of Shares
		Vote For	Voted Against	Abstentions	Broker Non-Votes

1.	Approved the issuance of shares of our common stock representing more than 20% of the outstanding shares in connection with a private placement and a stock exchange with the holders of Series A Preferred Stock.	6,871,249	38,626	2,675	3,190,556

2.	Approved an amendment tothe 1997 Stock Option/Stock Issuance Plan (the “Plan”) to increase the number of shares available for issuance under the Plan, to extend the term of the Plan to December 31, 2015, and to provide for an automatic annual increase in the number of our shares of common stock available for issuance under the Plan.	6,675,880	232,880	3,790	3,190,556

3.	Approved an amendment to the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares available for issuance under the Purchase Plan and to extend the term of the Purchase Plan to December 31, 2015.	6,725,434	182,876	4,240	3,190,556

4.	Approved an amendment to our Second Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 35,000,000 to 70,000,000.	6,769,517	140,508	2,525	3,190,556

5.	Authorized the Board of Directors of the Company to effect a reverse split of our Common Stock by filing a Certificate of Amendment to our Second Restate Certificate of Incorporation.	9,568,322	531,666	3,118	0

6.	Ratified the selection of J. H. Cohn LLP as our independent auditors for fiscal year 2005.	10,086,450	13,486	3,170	0

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description
3.1 (1)	Second Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.3 (3)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.4 (1)	Restated Bylaws.

4.1 (5)	Form of Certificate for Common Stock.

10.1*	Form of Subscription Agreement between us and each investor in our financing that closed July 26, 2005

10.2*	Form of Common Stock Purchase Warrant issued to each investor in our financing that closed July 26, 2005

10.3*	Form of Selling Agent’s Warrant issued to Dawson James Securities

10.4*	Selling Agreement between us and Dawson James Securities as selling agent, dated May 3, 2005

10.5(3)	Amendment to 1997 Stock Option/Stock Issuance Plan.

10.6(3)	Amendment to Employee Stock Purchase Plan

31.1 *	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2 *	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

(1)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, filed March 7, 1997.

(2)                                  Incorporated by reference to our Form 10-Q, filed November 14, 2001.

(3)                                  Incorporated by reference to our Proxy Statement, June 27, 2005, filed March 31, 2003.

(4)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, filed June 25, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVOW, INC.

Date: August 15, 2005	/s/ MICHAEL H. OWENS
Michael H. Owens, M.D. President, Chief Executive Officer and Director

Date: August 15, 2005	/s/ HOWARD SAMPSON
Howard Sampson Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)