Form 10QSB/A
period 2005-06-30
iVOW, Inc.
filed 2005-08-16
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This report on Form 10-QSB/A for the quarterly period ended June 30, 2005 is being filed to make typographical corrections in Items 1 and 2 of Part I and Items 5 and 6 of Part II.  Other items in this report on Form 10-QSB/A are not amended.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us. As a result, the carrying value of the net assets sold, $746,614 was considered to be equal to the value of the net assets received and a gain was not recognized at the time of the transaction. The Viking consideration, exclusive of cash, is considered non-monetary because Viking is a relatively new company that has not raised substantial funds and may be unable to raise sufficient funds to sustain its operations or fund its growth plan. All proceeds received, including payments derived by the sale of inventory, from Viking have been credited against the Due from Viking Systems, Inc. account. As of June 30, 2005, the balance Due from Viking Systems, Inc. was repaid in full. For the three and six months ended June 30, 2005, proceeds of $78,588 and $82,644, respectively, in excess of the carrying value of the net assets sold have been recorded as a gain from discontinued operations and, beginning in May 2005, future minimum royalties due from Viking will be recognized on a straight-line basis during the year as a gain from discontinued operations. At June 30, 2005, $50,000 of the $300,000 year two minimum royalties under the licensing agreement with Viking has been recognized as a gain from discontinued operations and has been included as royalty receivable from Viking Systems, Inc.

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

In connection with the private placement, we completed an exchange with the holders of the outstanding Series A Preferred Stock. In this transaction, the holders of Series A Preferred Stock exchanged their 826,447 shares of Series A Preferred Stock for 1,246,086 Units, 526,447 shares of common stock and $126,406 in cash. Each Unit was indentical to the Units sold in the private placement described above. As a result of this exchange, we have no outstanding shares of Series A Preferred Stock after July 26, 2005.

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

In connection with the private placement, we completed an exchange with the holders of the outstanding Series A Preferred Stock. In this transaction, the holders of Series A Preferred Stock exchanged their 826,447 shares of Series A Preferred Stock for 1,246,086 Units, 526,447 shares of common stock and $126,406 in cash. Each Unit was indentical to the Units sold in the private placement described above. As a result of this exchange, we have no outstanding shares of Series A Preferred Stock after July 26, 2005.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

At our 2005 Annual Meeting of Stockholders, held July 19, 2005, stockholders voted to elect the director nominees, Scott R. Pancoast and C. Fred Toney, as Class I directors to serve for a term of three years, or until their respective successors are dully elected and qualified. The number of votes for, against/abstained and the broker non-votes for the director nominees were as follows:

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