Form 10QSB
period 2005-09-30
iVOW, Inc.
filed 2005-11-15
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of November 3, 2005 there were 2,303,469 shares of $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format   Yes  ☐   No  ☒

iVOW, INC.

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

iVOW, Inc.

Condensed Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,200,273	$1,969,561
Accounts receivable	101,717	176,291
Royalty receivable from Viking Systems, Inc.	125,000	—
Due from Viking Systems, Inc.	—	188,797
Inventories	75,288	62,094
Prepaid insurance	154,990	197,551
Other current assets	186,945	51,812
Total current assets	2,844,213	2,646,106
Equipment, net of accumulated depreciation	21,638	31,743
Investment in marketable equity securities of Viking Systems, Inc.-available for sale	827,000	1,306,660
Total assets	$3,692,851	$3,984,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,542	$288,083
Current portion of capital lease obligations	10,515	16,969
Short-term notes	109,669	128,219
Accrued compensation	109,372	164,937
Related party liabilities	32,849	35,659
Deferred revenue	33,809	31,250
Accrued liabilities	82,003	85,896
Total current liabilities	741,759	751,013

Long term portion of capital lease obligations	—	10,516

Total liabilities	741,759	761,529

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none at September 30, 2005 and 915,000 at December 31, 2004 (Liquidation value $3,477,000)	—	1,108,592
Common stock, $.01 par value:
Authorized shares - 70,000,000
Issued and outstanding shares – 2,116,816 at September 30, 2005 and 1,094,626 at December 31, 2004	21,168	10,946
Additional paid-in capital	75,807,745	72,801,367
Accumulated other comprehensive income	793,920	1,273,580
Deferred compensation	—	(7,896)
Accumulated deficit	(73,671,741)	(71,963,609)
Total stockholders’ equity	2,951,092	3,222,980

Total liabilities and stockholders’ equity	$3,692,851	$3,984,509

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to Condensed Financial Statements.

IVOW, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$319,575	$374,777	$812,172	$1,277,492
Costs and expenses:
Costs of revenues	289,739	217,583	812,768	849,697
Product development	11,750	96,376	112,153	275,341
Sales and marketing	179,347	352,165	668,137	772,803
General and administrative	431,747	506,197	1,398,003	1,246,086

Total costs and expenses	912,583	1,172,321	2,991,061	3,143,927

Loss from operations	(593,008)	(797,544)	(2,178,889)	(1,866,435)

Other income (expense), net	13,559	(39,064)	23,770	(36,292)

Loss from continuing operations	(579,449)	(836,608)	(2,155,119)	(1,902,727)

Gain (loss) from discontinued operations	75,000	—	207,645	(632,516)

Net loss	(504,449)	(836,608)	(1,947,474)	(2,535,243)

Accretion of dividends on preferred stock	(31,933)	(32,865)	(67,170)	(103,057)
Reversal of dividends previously accreted	306,512	—	306,512
Deemed dividend on redemption of preferred stock	—	—	—	(131,985)

Net loss applicable to common stockholders	$(229,870)	$(869,473)	$(1,708,132)	$(2,770,285)

Other comprehensive loss:
Net loss	(504,449)	—	(1,947,474)	—
Unrealized loss on available-for-sale securities	—	—	(479,660)	—
Total comprehensive loss	$(504,449)	—	$(2,427,134)	—

Income (loss) per common share basic and diluted:
Continuing operations	$(0.17)	$(0.80)	$(1.42)	$(2.68)
Discontinued operations	0.05	—	0.16	(0.79)
Net loss per common share applicable to common stockholders	$(0.12)	$(0.80)	$(1.26)	$(3.47)

Shares used in computing basic and diluted loss per share	1,839,184	1,090,587	1,350,578	797,305

See accompanying notes to Condensed Financial Statements.

iVOW, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

OPERATING ACTIVITIES
Net loss	$(1,947,474)	$(2,535,243)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation and amortization	26,914	31,145
Amortization of deferred compensation	7,896	19,086
Changes in operating assets and liabilities:
Accounts receivable	74,574	114,902
Royalty receivable from Viking Systems, Inc.	(125,000)	—
Inventories	(13,194)	(71,333)
Prepaid insurance	42,561	(2,550)
Other current assets	(135,133)	(37,228)
Accounts payable	75,459	157,031
Accrued compensation	(55,565)	(40,411)
Deferred revenue	2,559	(286,250)
Accrued and other liabilities	(6,703)	(73,203)
Changes in assets and liabilities related to discontinued operations	—	379,073
Net cash flows used in operating activities	(2,053,106)	(2,344,981)

INVESTING ACTIVITIES
Maturities of short-term investments	—	183,495
Purchases of equipment	(16,809)	(33,126)
Proceeds from sale of business	188,797	351,103
Net cash flows provided by investing activities	171,988	501,472

FINANCING ACTIVITIES
Issuance of common stock and warrants, net	2,273,523	4,662,182
Redemption of Series A preferred stock	(126,174)	(200,000)
Issuance of short term notes	173,792	114,262
Payment of short term notes	(192,341)	(32,646)
Payment of capital lease obligations	(16,970)	(3,855)
Payment of short-term bank borrowings	—	(200,000)
Net cash flows provided by financing activities	2,111,830	4,339,943
Net increase in cash and cash equivalents	230,712	2,496,434
Cash and cash equivalents at beginning of period	1,969,561	448,943
Cash and cash equivalents at end of period	$2,200,273	$2,945,377

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

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that was not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the reverse split of all common stock issued and outstanding at a rate of 1:10. As a result of the reverse split, all share and per share information in the accompanying condensed financial statements and these notes has been retroactively adjusted.

We incurred net losses and negative net cash flows from operating activities in 2004, 2003, 2002, and in the first three quarters of 2005, and at September 30, 2005, had an accumulated deficit of $73.9 million.  At September 30, 2005, we had cash and cash equivalents of $2.2 million.  We believe that our cash and cash equivalents, together with our projected product revenues, royalties and interest income, including projected amounts resulting from our acquisition of Sound Health Solutions (see note 8) may not be sufficient to meet our anticipated capital requirements through at least September 30, 2006.  As a result, we may have to raise additional capital to fund our operations prior to and/or beyond September 30, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  Should we be unable successfully integrate the recently completed aquisition, or raise sufficient funds in the future to fund our operations through and beyond September 30, 2006, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products.  In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

2.                 Discontinued Operations

On April 15, 2004 we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of this business have been reported separately as discontinued operations.  Prior to the sale we conducted our operations through two separate business units.  The Obesity Surgical and Medical Management Services business unit (operated via our wholly-owned subsidiary, VOW Solutions, Inc.), based in Carlsbad, CA, provides services to physicians and hospitals involved in the surgical treatment of morbid obesity.  In addition, our former Visualization Technology business unit, based in Westborough, Massachusetts, developed, manufactured and marketed products that provide information to physicians performing minimally invasive general surgical, cardiac surgical and other selected endoscopic and interventional procedures.

Under the Asset Purchase Agreement, we sold all the operating assets and related liabilities of the Visualization

Technology business to Viking.  In return, Viking agreed to (a) pay us $159,000 at closing, (b) issue to us 3,054,000 shares of Viking common stock, representing approximately 10% of its common shares outstanding on a fully diluted basis, and (c) remit to us the value of any former Visualization Technology inventory sold by Viking before April 15, 2005.  We also entered into a license agreement with Viking that will pay us royalties over the five year period from the date of our agreement based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five year period totaling $1,425,000, payable as follows: first year $150,000, years two through four $300,000 and year five $375,000, and with a maximum aggregate royalty of $4,500,000 over the five year period.  We will maintain ownership rights of all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us.  As a result, the carrying value of the net assets sold of $746,614 was considered to be equal to the value of the net assets received and a gain was not recognized at the time of the transaction.  The Viking consideration, exclusive of cash, was considered non-monetary because Viking was a relatively new company that had not raised substantial funds and may have been unable to raise sufficient funds to sustain its operations or fund its growth plan.  All proceeds received, including payments derived by the sale of inventory, from Viking were initially credited against the Due from Viking Systems, Inc. account.  As of September 30, 2005, the balance Due from Viking Systems, Inc. was repaid in full.  For the three and nine months ended September 30, 2005, proceeds of $0 and $82,645, respectively, in excess of the carrying value of the net assets sold have been recorded as a gain from discontinued operations and, beginning in May 2005, future minimum royalties due from Viking have been recognized on a straight-line basis during the year as a gain from discontinued operations.  At September 30, 2005, the $150,000 year one minimum royalties and $125,000 of the $300,000 year two minimum royalties under the licensing agreement with Viking have been recognized as a gain from discontinued operations.  At September 30, 2005, the year one royalty was paid and $125,000 of the year two royalty is classified on the balance sheet as "Royalty receivable from Viking Systems, Inc."

Our financial results for the nine months ended September 30, 2004 have been restated to show the results of operations for the Visualization Technology business as a discontinued operation.  The operating results of the discontinued operations were as follows:

Nine Months Ended September 30, 2004
Sales	$1,227,672
Costs and expenses
Costs of sales	1,035,667
Research and development	330,014
Sales and marketing	78,678
General and administrative	415,529
Total costs and expenses	1,859,888
Interest expense	300
Loss from discontinued operations	$(632,516)

The equipment financing costs associated with the equipment sold to Viking has been included in discontinued operations.

3.                 Investment in equity securities of Viking Systems, Inc.

The cost and fair value of Viking’s securities are as follows:

		September 30, 2005		December 31, 2004
Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$793,920	$827,000	$1,273,580	$1,306,660

The decrease in the fair value of the equity securities during the nine months ended September 30, 2005 of $479,660 has been included in other comprehensive loss.

4.                 Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and include vitamin finished goods and consulting services work in progress associated with our disease state management of morbid obesity business.

5.                 Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of potentially dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities.  Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 7) have been added to the net loss to arrive at net loss applicable to common stockholders.  For the three and nine month periods ended September 30, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 1,593,935 shares, comprised of 1,417,765 warrants to purchase shares and options to purchase up to 176,170 shares of common stock.  For the three and nine month periods ended September 30, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 538,573 shares, comprised of 376,495 warrants to purchase shares, 91,500 convertible preferred shares and options to purchase up to 70,578 shares of common stock.

6.                 Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” established a fair value based approach for valuing stock options.  We follow the disclosure-only alternative afforded by SFAS 123.  However, we account for stock-based compensation to non-employees using the fair value method prescribed by SFAS 123.

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

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS 123 using the Black-Scholes option pricing model and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(229,870)	$(869,473)	$(1,708,132)	$(2,770,285)
Pro forma compensation expense using fair value method	(123,701)	(65,575)	(297,749)	(193,436)
Pro forma net loss	$(353,571)	$(935,048)	$(2,005,881)	$(2,963,721)

Basic and diluted net loss per common share applicable to common stockholders:
As reported	$(0.12)	$(0.80)	$(1.26)	$(3.47)
Pro forma	$(0.19)	$(0.86)	$(1.49)	$(3.72)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the service period beginning with the quarter ending March 31, 2006.

7.                 Stockholders’ Equity

Preferred Stock

In March 2003, we authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  Each Series A Share was convertible into .1 share of common stock.  In connection with the financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares were entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we were required to obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of equity securities.  Additionally, for as long as Series A Shares remained outstanding beyond April 2004, the holders of Series A Shares were entitled to elect the greater of (i) two members of our Board of Directors or (ii) 25% of the total members of our Board of Directors.

In June 2004, we amended the Series A Certificate of Designations to allow us the right to issue equity securities for less than $0.20 per share.  For that right, the Series A holders received 1,400,000 shares of Viking common stock valued at $28,000, and we redeemed 85,000 Series A Shares for $200,000.  In addition, we obtained the right to redeem an additional 300,000 Series A Shares at any time on or before January 15, 2006 for $500,000. The fair value of the Viking shares distributed of $28,000 and the $103,985 excess of the $200,000 payment over the prior contractual redemption value of the Series A shares were accounted for as a deemed dividend of $131,985.

In January 2005, 88,553 Series A Shares, with a carrying value of $107,669 including accrued dividends, were converted by one holder for 8,855 shares of our common stock.

The holders of the outstanding Series A Shares had the right to one vote for each share of common stock into which such Series A Shares could then be converted, and with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock.

The holders of Series A Shares were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any cash dividend on the common stock, at the rate of $0.1425 per share per annum.

In connection with the private placement closed on July 26, 2005, we completed an exchange with the holders of the outstanding Series A Preferred Stock.  In this transaction, the holders of Series A Preferred Stock exchanged their 826,447 shares of Series A Preferred Stock for 124,608 Units, 52,644 shares of common stock and $126,174 in cash. Each unit was identical to the units sold in the private placement described below and accordingly, we issued 177,252 shares of common stock and warrants to purchase 124,608 shares of common stock in the exchange. As a result of this exchange, there was $306,512 in previously accreted dividends reversed against net loss available to common stockholders. The value of the consideration paid approximated the fair value of the preferred stock surrendered, including accreted but unpaid dividends and therefore no gain or loss was recorded.

Following this exchange, we have no outstanding shares of Series A Preferred Stock.

Common stock

On July 19, 2005, at the annual meeting of the stockholders we received approval to issue securities representing more than 20% of the outstanding voting power in connection with a private placement financing, to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance plan from 259,500 to 400,000, to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 15,000 to 30,000 and to amend our Second Restated Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 70,000,000.

On July 26, 2005, we closed the private placement of 833,328 Units at a purchase price of $3.00 per Unit, with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, for aggregate gross proceeds of approximately $2.5 million, or $2.2 million net of expenses.  The warrants have an exercise price of $3.00 per share and have a term of five years. Together with the issuance of common stock exchanged for preferred stock discussed above, a total of 1,010,582 shares of common stock were issued.

8.             Subsequent Event

On November 1, 2005, the Company completed its acquisition of Sound Health Solutions, Inc. (“SHS”)., a Seattle-based healthcare provider specializing in the medical treatment of obesity. The purchase price for the acquisition was $125,500 in cash, the assumption of notes payable of approximately $317,000 to be secured by a bank certificate of deposit and up to a maximum of 294,278 shares of common stock contigently issuable based upon SHS achieving certain revenue and net income targets in 2006 and 2007. At closing, there were 184,477 shares of common stock issued. In connection with the acquisition, the Company expects to incur fees and expenses of approximately $300,000. The acquisition will be accounted for as a purchase.

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

Significant Events

On July 19, 2005, at the annual meeting of the stockholders we received approval to issue securities representing more than 20% of the outstanding voting power in connection with a private placement financing, to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance plan from 259,500 to 400,000, to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 15,000 to 30,000 and to amend our Second Restated Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 70,000,000.

On July 26, 2005, we closed a private placement of 833,328 Units at a purchase price of $3.00 per Unit, with each Unit consisting of one share of common stock and a warrant to purchase one share of common stock, for aggregate gross proceeds of approximately $2.5 million, or $2.2 million net of expenses.  The warrants have an exercise price of $3.00 per share and have a term of five years. We have filed a registration statement covering the shares of common stock and the common stock underlying the warrants sold in the private placement, and intend to request the SEC to declare the the registration statement effective as soon as practical following the filing of this Form 10-QSB.

We intend to use the net proceeds of the private placement for development and expansion of our Obesity Surgery Management Services business, including working capital, funding of anticipated operating losses, infrastructure development, expenses associated with marketing efforts and payment of corporate overhead, the recent acquisition of Sound Health Solutions, Inc. and may also use a portion of the proceeds, currently intended for general corporate purposes, to invest in other acquisitions, joint ventures or other collaborative arrangements, or to invest in or acquire products or services.

In connection with the private placement, we also completed an exchange with the holders of the outstanding Series A Preferred Stock.  In this transaction, the holders of Series A Preferred Stock exchanged their 826,447 shares of Series A Preferred Stock for 124,608 Units, 52,644 shares of common stock and $126,406 in cash.  Each Unit was identical to the Units sold in the private placement discussed above. As a result of this exchange, we have no outstanding shares of Series A Preferred Stock after July 26, 2005.

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that is not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the split of all common stock issued and outstanding at a rate of 1:10. As a result of the split, all share and per share information has been retroactively adjusted.

On November 1, 2005, we completed our previously announced acquisition of Sound Health Solutions, Inc (“SHS”)., a Seattle-based healthcare provider specializing in the medical treatment of obesity. The purchase price for the acquisition is $125,500 cash, assumption of notes payable of approximately $317,000 to be secured by a bank certificate of deposit and up to a maximum of 294,278 shares of common stock subject to SHS achieving certain revenue and net income targets in 2006 and 2007.

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

Our results of operations for three-months and nine-months ended September 30, 2005 versus three-months and nine-months ended September 30, 2004

Revenues.  Management and consulting services, product sales and contract revenue for the three and nine-months ended September 30, 2005 were $320,000 and $812,000, respectively, compared to $375,000 and $1,277,000 for the same periods ended September 30, 2004.  The decrease in revenue for the period was associated with lower training and consulting services and contract revenue. While total revenues for the three and nine-month periods decreased, our iVOW program management fees increased as a result of signing up our second full-fledged iVOW center in April 2005.  We also saw an increase in vitamin sales for both periods.  We anticipate that revenues in the fourth quarter will increase over current levels with greater quarterly growth expected in later quarters partly due to the addition of Sound Health Solutions, Inc., which will begin contributing to revenue in November 2005. The decrease associated with lower training and consulting fees was the result of a change in the market as demand shifted from the requirement to be surgically trained to more of a focus on the operational aspects of bariatric programs.  Also playing a part in the reduction was payor uncertainty in the insurance market.  Contract revenue decreased as a result of our strategic alliance agreement with EES ending in December 2004 and the reluctance of hospitals to explore a Bariatric Surgical division without the Medicare announcement slated for November 2005.

Increase/(decrease) over prior year	Three Months ended September 30, 2005	Nine months ended September 30, 2005
Management fees	$114,000	$264,000
Training and consulting fees	(49,000)	(398,000)
Vitamins sales	5,000	44,000
Contract revenue	(125,000)	(375,000)
	$(55,000)	$(465,000)

Cost of revenues.  Our cost of revenues includes direct costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales.  Costs of revenues for the three and nine-months ended September 30, 2005 were $290,000 and $813,000, respectively, compared to $218,000 and $850,000 for the three and nine-months ended September 30, 2004.  The increase in the three-months ended September 30, 2005 was primarily due to an increase in personnel requirements for the new iVOW Center established in April 2005 and Vitamin cost of goods sold (COGS).  The Vitamin COGS increase was $31,000 due to the growth of Vitamin revenue.  The decrease for the nine-month period ended September 30, 2005 was primarily due to lower spending in direct training and consulting services costs directly related to the decrease of $465,000 in revenues in the related areas along with a reduction in staff in March 2005.  Increased revenues in future quarters may bring an increase in cost of revenues.  The level of increase is difficult to project due to varying costs associated with each revenue type.

Product development.  Product development expenses were $12,000 and $112,000 for the three and nine-months ended September 30, 2005, respectively, compared to $96,000 and $275,000 for the three and nine-months ended September 30, 2004, respectively.  This $84,000 decrease in the three month period ended September 30, 2005 was primarily related to a reduction in staff time being invested in the development of training programs due to staff reductions that took effect at the end of March 2005 and the completion of the training programs that were under development.  The staff reduction was the primary cause for the decrease of $179,000 in product development expense for the nine-month period ended September 30, 2005.

Sales and marketing expenses.  Sales and marketing expenses were $179,000 and $668,000 for the three and nine-months ended September 30, 2005, respectively, and $352,000 and $773,000 for the three and nine-months ended September 30, 2004, respectively.  The $173,000 decrease for the three month period ended September 30, 2005 over the same period in 2004 was due to staff reductions of $63,000, related expense allocations for facilities of approximately $19,000, and a reduction in advertising and promotion expense of $91,000.  The decrease in expense of $105,000 for the nine month period ended September 30, 2005 over the same period in 2004 was primarily due to staff reductions and related expense allocations for facilities of approximately $77,000.  The rest of the decrease was related to less money being spent for advertising and promotion.  We expect to see an increase in our sales and marketing expenses during the coming quarters as we increase our market presents.

General and administrative expenses.  General and administrative expenses were $432,000 and $1,398,000 for the three and nine-months ended September 30, 2005, respectively, and $506,000 and $1,246,000 for the three and nine-months ended September 30, 2004, respectively.  Overall, there was an $75,000 reduction in the general and administrative expenses for the three month period ended September 30, 2005 over the same period in 2004.  Of that, there was a $92,000 decrease in the three months ended September 30, 2005 for the professional fees primarily related to the financial statement reclassifications and the sale of the technology business to Viking Systems in the 3rd quarter of 2004.  There was also a $14,000 reduction in public company expense in the three months ended September 30, 2005 related to the financing that occurred in the 2nd quarter of 2004.  However, the reduction in the professional and public company expenses were offset by a $9,000 increase in staff and other related expenses for financial statement reporting and an additional $23,000 increase for consultants and board related compensation.  The $152,000 increase in general and administrative for the nine month period ended September 30, 2005 over the same period in 2004 was primarily due to a $159,000 increase in staff related fees and $81,000 in consulting and board related fees.  This was offset by a reduction in expense of professional fees of $68,000 and public company expenses of $20,000 over the same period in 2004.  The reduction in professional fees and public company expenses can be attributed to the increased general and administrative expense related to the 2nd quarter financing, the financial statement reclassification, and the sale of the technology business to Viking Systems.

Other income and expense.  For the three and nine-months ended September 30, 2005 other income, net of expense was $14,000 and $24,000, respectively, compared to an expense of $39,000 and $36,000, respectively, for the same periods last year.  The increase for the three months ended was primarily due to higher cash balances, a cash influx related to the 2nd quarter 2005 financing and one time expense of $48,000 incurred during the 3rd quarter in 2004 due to S-3 filing related fees.  The increase for the nine-months ended was primarily related to interest income earned on higher average cash balances and the one time S-3 related expenses that occurred in 3rd quarter 2004.

Discontinued operations.  For the three and nine-months ended September 30, 2005 we recognized $75,000 and $208,000, respectively, in income from the gain on the sale of our technology business.  The gain on the sale is the result of having recognized and collected payments from the buyer, Viking Systems, Inc., greater than the value of the assets sold in April 2004 along with the recognition of royalties receivable on the $300,000 minimum royalty due in October 2005 for the period May 2005 through October 2005.  For the three-month period ended September 30, 2005 we collected and recognized $75,000 of the royalty due.  For the nine-month period ended September 30, 2005 we collected and recognized $83,000 and recognized $125,000 of the royalty due.  We expect to recognize additional gains in the future as minimum royalties are recognized on a straight-line basis over the coming periods.  The loss from discontinued operations for the quarter ended September 30, 2004 was $0 and for the six-months it was $633,000.

Liquidity and capital resources

Net cash used in operating activities for the nine-months ended September 30, 2005 was $2,053,000 compared to net cash used of $2,345,000 for the corresponding nine-month period in 2004.  The $292,000 decrease in net cash used in operating activities during the 2005 period is primarily attributable to reduced operating expenses due to staff reductions and other associated expenses

.

Net cash provided by investing activities was $172,000 for the nine-months ended September 30, 2005 compared to net cash provided by investing activities of $501,000 in the same period in 2004.  The $329,000 decrease in net cash provided by investing activities during 2004 over 2005 was primarily attributable to maturities of short-term investments of $184,000 in 2004 with the difference attributed to higher equipment purchases in 2004 over 2005 of $16,000 and higher proceeds from the sale of the Visualization Technology business of $351,000 in 2004.

Net cash provided by financing activities was $2,112,000 for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $4,340,000 for the same period in 2004.  The $2,228,000 decrease in net cash provided by financing activities in 2005 over 2004 period was primarily attributable to 2004 activity that included the private placement of shares of our common stock for net proceeds of approximately $4,662,000, $200,000 redemption of our Series A preferred stock and payment on short-term bank borrowings of $200,000, compared to 2005 activity that included 2,274,000 in net proceeds related to the private placement closed in July 2005, redemption of series A preferred stock of $126,000 and repayment of $35,000 in short-term borrowings associated with financing our insurance premiums.

We incurred net losses and negative net cash flows from operating activities in 2004, 2003, 2002, and in the first three quarters of 2005, and at September 30, 2005, had an accumulated deficit of $73.9 million.  At September 30, 2005, we had cash and cash equivalents of $2.2 million.  We believe that our cash and cash equivalents, together with our projected product revenues, royalties and interest income, including projected amounts resulting from our acquisition of Sound Health Solutions (see note 8) may not be sufficient to meet our anticipated capital requirements through at least September 30, 2006.  As a result, we may have to raise additional capital to fund our operations prior to and/or through and beyond September 30, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  Should we be unable successfully integrate the recently completed aquisition, or to raise sufficient funds in the future to fund our operations beyond September 30, 2006, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products.  In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, our investment portfolio included no fixed-income securities.

At September 30, 2005, our investment in equity securities of Viking Systems, Inc. is held as available for sale securities. Accordingly, there is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

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

Since our formation in July 1993, and as of September 30, 2005, we have incurred cumulative net losses of $73.9 million. Specifically, we incurred net losses of $1.1 million in 2002, $2.2 million in 2003, $3.9 million in 2004 and $1.9 million in the first nine months of 2005.  We expect to incur losses for the next several quarters as we continue to implement our business plan.  However, we may never achieve or sustain profitability in the future.  Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

As a company, we have limited experience in the management of health care service businesses.

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

We plan to set up our iVOW Centers in conjunction with hospitals and surgeons.  There can be no assurance that we will be able to negotiate the establishment of these Centers in a timely manner or on terms satisfactory to us, if at all.  Our experience to date is limited to two existing management contract in place since February 2004, one contract entered into in August 2004 and an additional contract entered into in April 2005.  We are in active negotiation for others; however, we cannot accurately predict the time and expense involved in these negotiations, and any unexpected delays could negatively impact the execution of our strategic plan.  Any inability to timely establish additional iVOW Centers will harm our cash position and increase our need to raise additional capital.

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

As part of the sale of our Visualization Technology business unit to Viking Systems, Inc., we entered a license agreement with Viking under which Viking agreed to pay us royalties over the next five years based on sales from this business unit, with minimum royalties during the five year period.  Viking paid us the minimum royalty of $150,000 for the first year of the license.  Viking is a relatively new company, and there is no assurance that its will be successful in selling a significant number of products based on the Visualization Technology business.  As a result, there can be no assurance that Viking will owe us more than the minimum royalties set forth in the license agreement.  Additionally, if Viking’s business does not succeed, it may not have sufficient funds in the future to pay us the minimum royalty amounts owed to us under the license agreement.

We need to raise additional funds to support our operations.  These funds may not be available on acceptable terms, if at all.

At September 30, 2005, we had cash and cash equivalents of $2,200,000.  We believe that our cash and cash equivalents, together with the recent acquisition of Sound Health Solutions, Inc and the projected product revenues, royalties and interest income, will be sufficient to meet our anticipated capital requirements through September 2006.  However, we may need to raise additional capital to fund our operations beyond September 2006.  Any future funding transaction may require us to relinquish rights to some of our intellectual property or products, and will be dilutive to our existing stockholders.  We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms.  If we are unable to secure additional capital, we may be unable to sustain operations beyond September 2006, and you may lose your entire investment in our company.

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

Our current key employees are Michael H. Owens, M.D., Chief Executive Officer, President and Chief Medical Officer; J. Bradford Hanson, Chief Financial Officer; Joann Harper, Vice President of Product: development, implementation, and operations; Mary Lou Walen, Associate Vice President, Customer Relations; Mary Pat Finn, Vice President of Sales and Aimee Johnston, Associate Vice President, Marketing Management Services.  We do not maintain key personnel life insurance policies on any of these individuals.

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

We cannot assure you that we will be able to maintain our stockholders’ equity above $2,500,000 or maintain our stock price above $1.00 per share.  In addition, we received 1,654,000 shares of common stock of Viking Systems in connection with the sale of our Visualization Technology business. We currently value those shares at a total of $827,000, which represents the trading price of Viking common stock at September 30, 2005. Viking’s common stock is thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking’s common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares.  A significant drop in the trading price of Viking’s common stock would negatively affect our financial position and, specifically, our stockholders’ equity balance. Any reduction in our stockholders’ equity associated with a drop in the trading price of Viking common stock would subject us to delisting proceedings by Nasdaq.

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

In the private placement financing we completed on July 26, 2005, we issued 833,328 shares of common stock and warrants to purchase 833,328 shares of common stock.  We also issued 41,666 shares of common stock and a warrant to purchase 41,666 shares of common stock to our placement agent, Dawson James Securities.  In connection with the private placement, we issued 177,253 shares of common stock and warrants to purchase 124,608 shares of common stock in exchange for the 826,447 outstanding shares of Series A preferred stock.  In total, we issued 1,010,582 shares of common stock and warrants to purchase 1,041,270 shares of common stock in the private placement and the Series A exchange.

As of November 3, 2005, we had 2,303,469 shares of outstanding common stock.  As a result, the 2,051,852 shares of common stock we issued in the private placement and the Series A exchange (assuming the exercise of all warrants issued as part of the private placement and the Series A exchange) represents 64% of our capital stock.

As part of these transactions, we have filed a registration statement, covering the 957,937 shares of common stock and warrants to purchase the 1,041,270 shares of common stock issued in the private placement and the Series A exchange.

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

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future.  For example, we only have approximately 220 stockholders of record and the average daily trading volume in our stock is approximately 2,700 shares.  Since the reverse split, effective October 11, 2005 through November 9, 2005, the average trading volume has been approximately 6,200 shares per day. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

On November 1, 2005, we acquired Sound Health Solutions (“Sound Health”) as a wholly-owned subsidiary. We may not realize the expected benefits of the acquisition because of integration and other challenges, which could adversely affect our business.

We have limited experience in acquisition activities and integrating the operations, technologies, products, services and personnel of iVow and Sound Health may be a complex, time consuming and expensive process that could significantly disrupt the business of the combined company.  Employees and management of each of iVow and Sound Health have played a key role in creating each company and the integration of these two companies will alter prior relationships and may affect productivity. If we fail to successfully meet the challenges involved in integration or otherwise fail to realize any of the anticipated benefits of the acquisition, then the results of operations of the combined company could be seriously harmed. Realizing the benefits of the acquisition, if any, will depend in part on the successful integration of products, services, operations and personnel.

We may not successfully integrate the operations of Sound Health and iVow in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company’s ability to realize those benefits could be adversely effected by practical or legal constraints on its ability to combine operations.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance.  The market price of our common stock has historically been highly volatile.  For example, between November 2004 and November 2005, the trading price of our common stock ranged from $2.30 to $13.90.  The trading price of our common stock may continue to be significantly affected by factors such as:

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

Item 3.  Controls and Procedures

(a)    Evaluation of disclosure controls and procedures

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our executive officer and chief financial officer concluded that as of the end of September 30, 2005, our disclosure controls and procedures were effective.

(b)  Changes in internal controls of our financial reporting

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

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           Exhibits

Exhibit No.	Description
3.1 (1)	Second Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.3 (3)	Certificate of Amendment of Second Restated Certificate of Incorporation.

3.4 (1)	Restated Bylaws.

4.1 (4)	Form of Certificate for Common Stock.

10.1(5)	Form of Subscription Agreement

10.2(5)	Form of Warrants

10.3(5)	Warrant issued to Dawson James Securities

10.4(3)	Amendment to 1997 Stock Option/Stock Issuance Plan.

10.5(3)	Amendment to Employee Stock Purchase Plan

31.1 *	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2 *	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)           Incorporated by reference to our Form 10-QSB filed on August 15, 2005, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVOW, INC.

Date: November 14, 2005	/s/ Michael H. Owens
Michael H. Owens, M.D. President, Chief Executive Officer and Director

Date: November 14, 2005	/s/ J. Bradford Hanson
J. Bradford Hanson Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)