Form 10KSB
period 2005-12-31
iVOW, Inc.
filed 2006-03-31
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                                                                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

Commission File Number:  0-22743

iVOW, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3184035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11455 El Camino Real, Suite 140
 San Diego, California 92130

(Address of principal executive offices)

(858) 703-2820

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g)  of the Act:  Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The registrants revenues for the fiscal year ended December 31, 2005 were $1,287,848

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2006 was approximately $11,900,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2006 was 2,657,663.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant’s prior registration statements and Forms 10-Q,10-QSB, 10-K and 8-K are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

IVOW, Inc.

Form 10-KSB For the Fiscal Year Ended December 31, 2005

TABLE OF CONTENTS

Part I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13	Exhibits
Item 14.	Principal Accountant Fees and Services

Signatures
Index to Consolidated Financial Statements

PART I

Forward Looking Statements

From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-KSB may contain forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Actual results may differ materially from results anticipated in such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” at pages 13 through 20 below, and elsewhere in this report.

Item 1.	DESCRIPTION OF BUSINESS

Our company, iVOW, Inc., formerly Vista Medical Technologies, Inc., was founded in 1993 primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures. It was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed a suite of consulting products and services for the initiation, operation and management of obesity surgery programs. Starting in early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery Management Services business unit (VOW Solutions, Inc.), located in San Diego, California, functioned as individual business units. In April 2004, we sold the Visualization Technology business to concentrate on the obesity surgery services market. We changed our name to iVOW, Inc. in February 2005, after merging with our wholly owned subsidiary VOW Solutions, Inc., to align our corporate name with the brand name of our chronic and morbid obesity disease management business, which is now our exclusive focus.

We began offering training and consulting services to the obesity surgery market in 2001. As a result of the disposition of our Visualization Technology business, we are now a pure play company in the bariatric market. We develop and market products and services for the bariatric clinical, medical and surgical markets. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a specialized area of general surgery, is focused on surgical weight reduction solutions for the very severely or morbidly obese. iVOW is focused on implementing disease management strategies for the control of chronic and severe obesity. The vision of our iVOW business is to provide services that enable affiliated customers, healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for chronic and morbidly obese patients. Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of effective, continually successful clinical, medical and surgical programs for the treatment of chronic and morbid obesity.

Laparoscopic Bariatric Surgical (LBS) Preceptorship Program

Since 2001, through our Laparoscopic Bariatric Surgical (LBS) Preceptorship program, we have assisted in the development, for others, of 60 bariatric surgical centers based in hospitals across the United States and provided consulting products to some additional 51 bariatric surgical centers (collectively, “iVOW Surgical Centers”). These iVOW Surgical Centers provide surgical treatment, specifically open and  minimally invasive roux en-y gastric bypass procedures and laparoscopic gastric banding, to morbidly obese patients. The products and services we have supplied this customer base include: our Blueprint study, a customized feasibility analysis for bariatric program development; our clinical training program, which provides surgical teams with a comprehensive introduction to the performance of minimally invasive gastric bypass surgery; our implementation and consulting services, which facilitate the initiation and efficient operation of bariatric surgical programs; and marketing tools, such as a radio commercials, which clients may customize for use in their local markets to inform prospective patients about the availability of gastric bypass surgery at their hospitals. Until April 2004, when we sold our Visualization Technology business, we also supplied our 3-D endoscopic visualization system for use in the performance of minimally invasive gastric bypass surgery.

Sound Health Solutions, Inc.

On November 1, 2005, iVOW acquired Sound Health Solutions, Inc. (“SHS”), a Seattle-based healthcare provider specializing in the multidisciplinary medical treatment of obesity SHS operates as a wholly-owned subsidiary of iVOW. SHS has pioneered the development of multidisciplinary medically anchored weight loss programs since 1998. Through a pilot program with

Microsoft Corporation, SHS has produced what we consider to be the best validated, statistically significant data on multidisciplinary medically anchored weight loss programs in the country. In the summer of 2005, Microsoft and Premera Blue Cross of Washington received a national award for innovation in obesity management from the National Institute of Health Care Management, which prominently featured the program designed by SHS and its two physician co-founders, Drs. Francis Gough and Teresa Girolami.

We anticipate that the addition of SHS to iVOW will improve and expand our business model. Prior to our acquisition of SHS, our business model focused principally upon working with hospitals and surgeons to provide consultations on a fee-for-service basis or to operate their bariatric surgical programs for a management fee, while the hospitals and surgeons held the contracts with insurance providers and other third-party payors and employers. Under that model, even if the volume of patients increased, our revenue did not. In contrast, SHS, through its “owner-operator” model, contracts directly with employers, payors and unions to facilitate weight loss programs on a direct per patient basis, thus generating incremental revenue as patient volume increases. While we intend to focus on capitalizing upon SHS’s owner-operator model, we also will continue to pursue strategic outsourced management opportunities. We now have two platforms on which to grow our business: the employer/payor medically anchored platform and the hospital/provider surgically anchored platform.

Insurance providers and other third-party payors consistently require medical or other documented weight loss management failure or attempts prior to approving patients for bariatric surgery. Such requirements are developing into a de facto gating requirement for bariatric surgery.

We believe that SHS offers a platform from which to integrate clinical, medical and surgical weight loss programs into a seamless disease management strategy for obesity. We anticipate that expansion of our SHS model will generate market opportunities for our iVOW Surgical Centers and, depending on how the market opportunity evolves, other affiliated bariatric centers. Correspondingly, we anticipate that iVOW’s surgical model will generate market opportunities for our SHS model.

Our Business Model

Patient demand for an effective and proven surgical solution to the chronic health conditions caused by morbid obesity has accelerated the number of surgical procedures performed from approximately 16,000 a decade ago to approximately 170,000 in 2005, according to the American Society for Bariatric Surgery. The number of patients that underwent bariatric surgery in 2005 represents less than one (1) percent of the total population with a body mass index (BMI) that qualifies for the procedure. An additional 45 million Americans are obese, and many meet BMI qualification criteria for our SHS model. We believe that, by building upon the expertise, market position and relationships developed in our combined business lines described above, we now have the foundation to become a leading provider of (i) disease-specific program management in bariatric clinical, medical and surgical care and (ii) a commensurately expanded suite of related consulting services.

Our business model is to develop a network of bariatric disease management centers that we directly own or operate based upon our current SHS model as well as to outsource management through both our historical iVOW Surgical Center model and new SHS outsourced model, which are able to provide patients with all necessary clinical, medical and surgical services. As owner/operator of our current SHS modeled centers we will have full administrative control and contract directly with insurance providers and other third-party payors. As manager of the outsourced program we will coordinate all the administrative and marketing functions on behalf of our clients and provide patient services, particularly in assessing whether there is a suitable clinical alternative to surgery, as well as in assuring the fulfillment of payor mandated pre-surgical weight loss management requirements and appropriate long-term post operative care and monitoring of patients. Our revenue model is based upon a monthly management fee for our outsourced managed programs, a per-patient fee for our SHS owner-operator program, and fee-for-service for our consulting business.

We intend to develop the iVOW brand name with the iVOW Sound Health tag line to provide a national identity for our programs. We believe that the centralized provision of certain services to our own centers as well as to our managed clients, for example, the processing of medical insurance approval, information technology support and contracting, will benefit our internal expense management structure and increase our appeal to customers. Additionally, we will continue to develop and expand our consulting services as described above to include SHS products that complement the historical iVOW products, targeted at those clients that do not require a complete management package but that need specific assistance with individual components of their bariatric clinical, medical or surgical programs. We hope that such efforts will encourage our market branding as well as cultivate a pipeline vehicle for our centers.

We believe that our company is appropriately positioned to execute our business model; we have helped develop successful bariatric surgical programs since 2001 and, since September 2003, have strengthened our management team to include executives with relevant healthcare services experience in general, and bariatric program management experience in particular. Over the past two years we have tested our ability to run outsourced programs through the three programs we currently operate. In addition, the co-founders of SHS bring over seven years of experience as owner-operators of the SHS centers. However, as a company, we do not have extensive experience in effectively and economically replicating either the SHS model or the management of programs and, therefore, until we can demonstrate further success, our ability to execute our expanded business model will remain uncertain. The rapid growth of bariatric surgery is a recent trend and there are many organizational issues which are being evaluated within the employer, payor, hospital and medical/surgical community. It is reasonable to say that there is not yet a consensus on how to manage best practice protocols. While we believe there is a sound rationale for the systemization provided by a professional management company, as evidenced in other disciplines such as chronic wound care, it is as yet unclear to what extent employers, payors, and  hospitals will adopt our recommended solutions for bariatric clinical disease management.

Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity. Our initial focus was on the severely obese patient with gastric bypass surgery as the solution. We have expanded our focus to include the chronically obese through our SHS multidisciplinary medically anchored weight management platform. It is these singular and combined platforms upon which we hope to expand service to new obesity therapies as they are developed. We are currently aggressively integrating our SHS bariatric medical model into our iVOW surgical protocols to fulfill the pre-operative weight management requisites of employers and payors, the long term care of post-surgical patients and the treatment of obese patients who either are not qualified for surgery or prefer a non-surgical alternative treatment modality.

Business Overview

We have been a key participant in the rapid development of the bariatric surgery market over the past three years. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a sub-specialty of general surgery, is focused on surgical weight reduction solutions for the severely, or morbidly, obese. Since 2001, our company has played a role in the development of more than 95 bariatric surgical centers, based in hospitals across the United States, which provide state-of-the-art treatment, specifically the minimally invasive gastric bypass roux en-y procedure, to morbidly obese patients. We have provided this customer base with feasibility analysis, customized projections, implementation support, clinical training, marketing and general consulting services. Demand from hospitals and surgeons wishing to start or expand bariatric surgical programs is driven by surging patient demand for a viable, long-term solution to the problem of chronic morbid obesity (defined as at least 100 pounds above ideal body weight). Through our SHS subsidiary, we believe that we are positioned to become a market leader in the evolution of multidisciplinary medically anchored weight management programs with documented, demonstrable clinical effectiveness and a financial return. Patient demand, fortified by the very public success in weight loss of several celebrities, has driven the number of gastric bypass procedures from 60,000 in 2001 to 105,000 in 2003, and 170,000 in 2005. By 2006 there will be approximately 750,000 post-surgical bariatric patients. Obesity is now formally a disease state; it is classified as an epidemic by the Centers for Disease Control and described, in company with its frequent co-morbidity, Type II Diabetes, as “the epidemic disease of the 21st Century.”  And the number of obese individuals continues to grow:  In October 2003, the Archives of Internal Medicine published an article showing that the number of extremely obese Americans (those more than 100 pounds above ideal body weight — the prime candidates for surgical intervention) has quadrupled since the mid-1980s, accelerating at twice the rate of “ordinary” obesity.

On November 1, 2005, iVOW acquired Sound Health Solutions, Inc. (“SHS”), a Seattle-based healthcare provider specializing in the multidisciplinary medically anchored treatment of obesity, as a wholly-owned subsidiary. SHS offers medically supervised weight reduction programs designed by physicians specialized in internal medicine. SHS’s programs have demonstrated results in reducing the healthcare costs to businesses by managing “high risk” employees. SHS’s multidisciplinary medically anchored weight management program consists of medical supervision, exercise testing and exercise program prescription, nutrition counseling, and behavioral health counseling. SHS’s programs consist of an initial intensive phase followed by a monitored secondary phase, which ensures success through the development of positive habits. A distinguishing feature of the SHS program allows the patient to continue the program using the Internet. The web-based program is monitored and serves to encourage the patient by continuing to provide positive, personalized feedback and online access to a therapist, registered dietician or trainer. The addition of SHS to iVOW’s bariatric surgical model means iVOW now is equipped to provide a complete continuum of care for bariatric clinical services. One indicator of the value of the SHS acquisition is that iVOW has had more feasible leads, both solicited and unsolicited, in the quarter following the acquisition than we had in the prior three quarters. Many of these leads are from mature, well-established programs looking for a credible medical model in order to satisfy the virtually ubiquitous requirements being put in place by payors and employers as qualifying criteria for evaluating and progressing patients to any of the modalities for bariatric surgery.

We believe that to meet the demand for the evolving market for chronic and morbid obesity and to offer patients the choice of many new therapies which either have been recently introduced or are in development, requires a rapid expansion of high quality clinical, medical and surgical programs and related patient lifestyle and wellness services. This comprehensive approach is not the present organizational norm and we believe, based on both market understanding and research, that there is an opportunity to leverage iVOW’s present expertise, market position and relationships, into owned and operated as well as turnkey program management solutions. This represents a natural extension of our current business model into the direct management of the infrastructure of obesity clinical care via a national network of company-owned clinical programs with insurance companies, managed care and employers to provide options for the pre- and post-surgical patients medical treatment of the morbidly obese, as well as to provide treatment options for the approximately 45 million American adults who are classified as clinically obese and who are not surgical candidates. This will be supplemented by our outsourced managed programs established in partnership with hospitals, surgeons and physicians. We are therefore intent on developing a true continuum of care disease management strategy for chronic and morbid obesity to be incorporated into our existing programs.

Market Opportunity

Obesity is defined as an excessively high amount of body fat or adipose tissue in relation to lean body mass. Weight standards are most often determined by the Body Mass Index (BMI), a measure expressing the ratio of weight-to-height. Individuals with a BMI of 25 to 29.9 are considered overweight; a BMI of 30 or more is considered obese, and 40 or more is severely, or morbidly, obese. The Centers for Disease Control and Prevention (CDC) speak of “an epidemic of obesity” in the United States, with prevalence increasing to 24% of the adult population in 2003, from 12% in 1991. The increase in obesity cuts across all ages, racial and ethnic groups, and both genders. Obesity, which studies show is associated with an increased risk of diabetes, as well as other serious co-morbidities, is a major cause of mortality. The Surgeon General, in a Call to Action, estimates that the economic cost of obesity in the United States was about $117 billion in 2000. A recent Rand Corp. study found that the health care costs linked to obesity are now approaching those related to smoking or alcohol abuse and that obesity “is like aging 20 years” when measured by the onset of chronic medical problems. The fact that obesity is a major health problem, and is increasing at an alarming rate has been well publicized in the media. Also, the IRS has declared that obesity is a disease in its own right and that the cost of physician-directed weight loss programs may be included as a deductible medical expense. Given that medical expenses may be deducted only to the extent that they exceed 7.5% of adjusted gross income, and that fewer than 5% of taxpayers deduct medical expenses, the IRS’s ruling is probably significant more as an indicator of governmental concern over obesity than as a financial incentive to individuals. As a further example of this, the federal agency in charge of Medicaid and Medicare has concluded that obesity is a disease in its own right. Furthermore, in November 2004, a Medicare Coverage Advisory Committee (MCAC) meeting found that there is satisfactory evidence to indicate that obesity surgery is a safe and effective way for many patients to lose weight and improve their health. However, the principle that obesity itself is a disease, and not merely a symptom or precursor of a disease, is still a contentious issue, and such a classification is resisted by private insurers. The ability for private insurers to resist may be coming to an end. In November 2005, the Centers for Medicare and Medicaid Services (CMS) issued a Proposed National Coverage Determination for bariatric Surgery that affirmed the MCAC findings and recommended coverage for the procedure. The Federal Register comment period has now passed and a final favorable National Coverage Determination was issued in February 2006. It was more broad and favorable than we anticipated in that three weight loss surgical procedures were covered and there was not an age ceiling placed on potential candidates. Additionally the CMS embraced the use of Bariatirc Centers of Excellence as the desired venue for these procedures.

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

For the morbidly obese, the most significant factor is that virtually every weight loss remedy, apart from weight loss surgery, had been proven to be ineffective on a consistent basis over time. The plain fact is that once a person is morbidly obese, reversing the trend, with an adequate and permanent result, has been nearly impossible in most cases, particularly if the person lacked access to a program such as the one provided through our SHS subsidiary. It is this reality which accounts for the growth trajectory of gastric bypass surgery, as it is the best documented option with a long-term, proven track record of success. And, it is the refinement of the procedure over recent years, most notably the development of a minimally invasive approach, which is helping to convince increasing numbers of the morbidly obese that gastric bypass surgery is their best option. The surgical community has also embraced bariatric surgery, which it originally questioned as a legitimate procedure. The discipline is now endorsed by the National Institute of Health Consensus Conference and the American Society of Bariatric Surgery (ASBS) is recognized by the American College of Surgeons. The outcome is that modern bariatric surgery, while not risk-free, has a complication rate similar to other major abdominal operations, and, of course, offers patients dramatic and sustained weight loss. While bariatric surgery is effective, there is also demand for more effective medical programs for clinically obese people, who are not heavy enough to qualify for surgery, but suffer many of the same risk factors.

In summary, approximately 60 million American adults are clinically obese, and of these as many as 13-16 million are potential candidates for a surgical weight-loss procedure. That is, according to the National Institutes of Health (NIH) guideline, they have a BMI of 40 or above, (5-6 million) or a BMI of 35 or above, with serious complicating conditions such as diabetes, hypertension, cardiopulmonary problems, asthma, sleep apnea, or arthritis and joint problems (8-10 million). The balance of 45 million are candidates for an improved medical treatment model ala SHS.

Our Strategy

Our goal over the next five years (2006-2010) is to become a leading provider of consulting and management services to bariatric clinical, medical and surgical programs thus becoming a national leader in the provision of state-of-the-art care to the chronic and morbidly obese patient seeking a clinical, medical or surgical solution to effectively lose, and maintain the loss of, an adequate amount of weight. We thus plan to leverage the market platform that our surgical centers  provide to extend our provision of care to obese patients who are not candidates for surgery via SHS and to use SHS to market our surgical platform, and therefore offer a complete chronic obesity disease management model. We intend to realize these objectives through the execution of the following strategies:

•                  Sound Health Center geographic expansion and subsequent roll-out by offering a formula to payors and employers that reduces their risk, minimizes their direct investment into program  management, and provides them a measurable ROI and facilitates quality verification.

•                  Fast-track iVOW Center roll-out by offering an outsource formula to hospitals and surgeons that reduces their risk, minimizes their direct investment in program infrastructure, and maximizes profitable patient flow.

•                  Capitalize on the favorable CMS National Coverage Determination for bariatric surgery.

•                  Institute best-practice surgical protocols as a consistent, uniform standard and maintain rigorous clinical oversight.

•                  Institute best-practice clinical and medical protocols as a consistent, uniform standard and maintain rigorous clinical oversight.

•                  Build a reputation for patient-friendly organizational efficiency, contributing to an extremely valuable national image under the iVOW brand name.

•                  Develop a complete disease management model.

•                  Maximize the administrative efficiencies inherent in the centralizing of key back-office functions with standardized operating systems.

•                  Continue to build our management consulting products and services, both as a profitable source of increased revenues and as a means of further developing stature in bariatrics, and thereby generating Center development referrals.

•                  Build a consumer-based business, initially focused on nutritional supplements specific for post-surgical gastric bypass patients.

Sound Health Center local geographic expansion and subsequent roll-out  offering. SHS has capacity for organic growth in its current centers. Current centers have operated at roughly break-even without any meaningful market investment or strategic marketing effort, both of which we are now contributing. Additionally, we plan to offer a fast-track approach to the initial set-up of a top-class bariatric multidisciplinary medically anchored weight management  centers; or the assumption of management of existing programs while we either  generate the cash flow  to organically develop owned and operated centers or raise the funds to capitalize them. Our experience shows that the time to initiate operation of a new bariatric SHS type program can be as long as six months, and even after that progress can be slow because of the organizational complexity of the task. The SHS concept simplifies and standardizes the process, providing our partner employer and payor customers a platform with a measurable ROI and greater ease of quality verification.

Fast-track iVOW center roll-out by offering hospitals and surgeons a reduced-risk outsource formula. We plan to offer a fast-track approach to the initial set-up of a top-class bariatric surgical center; or the assumption of management of an existing program, with a fully developed operating plan ready for implementation. Our approach covers everything necessary to maximize operations in the shortest possible time; our experience shows that the ramp-up time for surgeons and hospitals to initiate operation of a new bariatric surgical program can be as long as six months, and even after that progress can be slow because of the organizational complexity of the task. The iVOW concept simplifies and standardizes the process, leaving our partner surgeons and hospitals and affiliated surgeons to do what they do best — perform surgery and provide in-patient care. Of course, the start up time for existing programs is considerably shorter since there are usually patients already in process. We feel that existing programs that have managed to attain a moderate patient volume (100-300 cases a year), and which want to grow faster, represent our primary near-term targets.

Institute best-practice surgical protocols. Our experience with the Laparoscopic Bariatric Surgical (LBS) Preceptorship has permitted us, under the direction of our Clinical Faculty, to offer the most comprehensive cadaveric surgical training course in state-of-the-art laparoscopic gastric bypass surgery which is available anywhere. This training program will be available to surgeons who affiliate with iVOW. The training process will also include subsequent proctoring by our faculty during surgical cases. Malpractice data indicates that there are two experience-related risk levels for surgeons performing bariatric surgery. The first is at twenty surgeries and the latter at 100. We have recently developed an Extended Bariatric Preceptorship product for the proctoring and teaching of laparoscopically trained general surgeons who wish to do bariatric surgery. This Preceptorship covers 25 cases. It has been well received by our Clinical Advisory Group and we currently have a surgeon enrolled in the program.

Maximize operating efficiencies. This is key to leveraging economies of scale, and we will devote considerable resources to the further development of a standardized operating system. Also, many of the functions of a bariatric clinical, medical or surgical programs are common and can be centralized for efficiency and cost-saving reasons. We believe that independent programs will need to generate very high patient volumes to justify the infrastructure necessary to operate efficiently and that significant savings can be made by handling them centrally as in the iVOW model. We believe that in a short time low volume programs will simply be unable to compete effectively with high-volume centrally managed programs.

Build a brand image of efficient empathy. We believe that this element of our strategy is extremely important. Our patients come from a group that has suffered psychologically because of their illness  We have learned by our experience to date that the provision of a sensitive and supportive environment is vital to success. At the same time, the process towards surgery  or the selection of  credible alternative must be efficient. There are many steps in the process, and it is easy for patients to become lost or discouraged if the system, and the staff dealing with them, are haphazard in their approach. Standardized systems across all managed programs are designed to shepherd patients through the process with efficient empathy.

Develop a complete disease management business model. Our ultimate objective is to incorporate a medical model with our surgical model, to offer our clients (physicians, hospitals, payors) a complete disease management service, treating the entire chronic obese population with medical or surgical care as appropriate.

Develop and leverage our consulting business. Our consulting business, originally based on provision of clinical training in laparoscopic gastric bypass surgery, has expanded to include management, operational, financial and marketing services. It is this business that has created our reputation within bariatrics and has given us a total customer base of approximately 95 hospitals including some 60 LBS Centers. We are currently developing new and valuable products to meet the emerging needs of the maturing developing market. We expect our consulting business to act as a fertile source of referrals for iVOW partnerships.

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

iVOW Surgical Centers (Obesity to Wellness Solutions)

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

We plan to enter into strategic partnership agreements with physicians and hospitals to establish iVOW Surgical Centers.

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

Laparoscopic Bariatric Surgery (LBS) Preceptorship and the Extended Bariatric Preceptorship

The LBS Preceptorship allows a hospital team to more quickly implement minimally invasive laparoscopic gastric bypass surgery into a hospital and surgical practice. The 3-4 day course includes clinical observation, laboratory training, surgical lecture and didactic training that incorporates cadaver experience. The Preceptorship includes observation by the entire operating room team (primary surgeon, first assistant, surgical technician and nursing circulator) and is a CME and CEU accredited event. Malpractice data indicates that there are two experience-related risk levels for surgeons performing bariatric surgery. The first is at twenty surgeries and the latter at 100. We very have recently developed an Extended Bariatric Preceptorship product for the proctoring and teaching of laparascopically trained general surgeons who wish to do bariatric surgery. This Preceptorship covers 25 cases.

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

We believe that our future is principally in owned and operated programs. Consequently we currently do not have any plans to develop a corollary series of consulting products for SHS. We will respond to any strategic consulting opportunities that have the potential to generate near term revenue, but will otherwise stay focused on owned and operated programs.

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

•                  We entered into a License Agreement with Viking pursuant to which we will exclusively license to Viking all intellectual property and product rights used in operation of the licensed business. In exchange for this license grant, Viking will pay us royalties over a five (5) year period that began on April 15, 2004 based on sales of the licensed products by Viking. The License Agreement contains minimum royalties of $150,000 in year one, $300,000 in each of years two, three and four, and $375,000 in year five. The royalties payable by Viking have a minimum value of $1,425,000 and are capped at a maximum of $4,500,000 in the aggregate over the five year period. We will retain ownership of all intellectual property and product rights under the License Agreement until at least the minimum royalty obligations have been satisfied, at which point we will transfer ownership to Viking. In 2005 we received royalties of $225,000.

•                  At closing we consigned our current inventory of products and parts to Viking and were reimbursed for the value of that inventory over the course of the twelve months after closing. Any inventory not sold by Viking during this one-year period was be sold to Viking for $1. During the years ended December 31, 2004 and 2005, we received from Viking $496,736 and $7,644 in proceeds from the sale of inventory by Viking, respectively.

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

Governmental Regulation: Health Care Services

As a participant in the health care industry, we are, and the iVOW Centers will be, subject to extensive and frequently changing regulation under many laws administered by governmental entities at the federal, state and local levels. Furthermore, our participating surgeons and hospitals are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Laws regulating health care providers cover a broad array of subjects. For example, the confidentiality of patient medical information and the circumstances under which such information may be released for inclusion in our databases, or released by us to third parties, are subject to substantial regulation by the federal and state governments. These laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly. In addition, provisions of the Social

Security Act prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and similar other federal or state health care programs. Most states have also enacted illegal remuneration laws that are similar to the federal laws. These laws are applicable to our financial relationships with, and any marketing or other promotional activities involving, our participating surgeons and hospitals. All states regulate the provision of health care services, including those to be provided at the iVOW Centers, and require participating physicians, surgeons, clinicians and hospitals to be licensed and to comply with applicable laws and regulations. It is also possible that some states currently, or in the future may, require licensure or registration of certain of iVOW’s operations, and may further regulate how the company does business. Finally, various states regulate the operations of an advertising and referral service for physicians, and may require registration of such services with a state agency as well as compliance with various requirements on how they conduct business and structure their relationships with participating providers. Violations of any of these laws or regulations could subject us to a variety of civil and criminal sanctions which could materially adversely affect our business and revenue.

Marketing and Sales

Our iVOW program management and consulting business, markets directly to hospitals and surgeons via our in-house sales and marketing departments.

International sales

Our iVOW business currently does not market outside the United States, although we are evaluating opportunities in international markets for future expansion.

Competition

The number of surgeons performing bariatric surgery is difficult to quantify. Best estimates are that there are approximately 1,500 surgeons performing bariatric surgery in the United States, although a substantial proportion also continues to perform other general surgeries. The American Hospital Association databank previously listed that there are approximately 500 dedicated bariatric programs, although fewer than 100 are estimated to be high volume. It is estimated that 75% of all bariatric surgeons are laparoscopically qualified. Virtually 100% of new surgeons entering the field are laparoscopically qualified.

In some measure, all bariatric surgical programs and medical programs and generic weight management programs are competitive with iVOW, but there are certain trends that represent more directly comparable competition:

•                  High volume surgeons expanding their practice into multiple sites. An example of this is the Weight Intervention and Surgical Healthcare (WISH) program. This program has recently undergone Chapter 11 reorganization and had a significant diminution in its client base. It nonetheless possesses significant intellectual, if not managerial, talent to be competitive.

•                  BARIX (formerly Bariatric Treatment Centers of America) model is acquisition of a small hospital and its operation exclusively as a bariatric surgery center. There are ten current BARIX hospitals; they appear to have had good patient flow and to be highly profitable, but no specific financial information is available. All procedures in BARIX are currently open surgeries, although a conversion to the laparoscopic approach is believed to be under consideration.

•                  Specialist outsource management companies: These are the most directly competitive with the iVOW model, although there are variations with each of them. There are three that are most relevant:

(SHSM)	Specialty Health Services Management
(LL)	Liv Lite Surgical Weight Loss Program
(CORI/MSO)	Centers for Obesity Related Illness (2 programs under management)

CORI is partially owned by surgeons and focuses mainly on open bariatric surgery. CORI currently operates in two centers. The historic CORI model appears to be a combination of the WISH formula (see above) combined with program management. It faced established competition from WISH, for the physician sector of its business. The historically very hands-on involvement of its practicing surgeon owners impacted the speed and nimbleness with which CORI was able to operate. It appears that CORI is changing its business model to pursue a generic disease management model and is migrating away from morbid obesity.

LL is probably the oldest bariatric management company. In reality it appears that its main ostensible success is not in center operations, consultation or management, but in patient acquisition for surgical programs.

SHSM appears to be a professionally managed organization, founded by two of the original founders of  Bariatric Treatment Centers of America (see above). SHSM is positioning, we believe, to be competitive long term. The experience of its owners is almost exclusively in open bariatric surgery, with a bricks and mortar orientation.

The iVOW management team has bariatric experience, health care consultancy experience, managed care experience, hospital administrative and clinical leadership experience, health service programmatic development experience, hands on bariatric clinical management expertise, as well as the financial and entrepreneurial experience that we believe positions the Company to differentiate itself from the competition and to attain and sustain a leadership position for our business model.

Also, consideration should be given to the situation posed by the LAP-BAND®, a product cleared for marketing by the Food and Drug Administration in 2001. The LAP-BAND® is laparoscopically placed around the stomach and inflated to constrict available space. The attraction of this device for patients is the less traumatic surgical procedure involved, and the fact that it is adjustable and reversible; these characteristics could represent perceived advantages over gastric bypass surgery. The product is a strong factor in the European market, where it has been available for many years. The LAP-BAND® is gaining increasing favorability with the morbidly obese patients electing bariatric surgery., it may change the economics of bariatric care. LAP-BAND® may not require an overnight stay in hospital, for example. Therefore, we believe that the most likely medium-term outcome is that an increasingly greater subset of patients will opt for LAP-BAND® (or eventual competitors of LAP-BAND®). The rate of growth of LAP-BAND® procedures is faster than the incidence of new gastric bypass procedures. Experienced surgeons at iVOW clinics offer this option and we will incorporate it into new centers as recommended by our Clinical Advisory Group and agreed to by participating surgeons and hospitals. A final point to be noted is that, whatever the surgical outcome, LAP-BAND® patients need to be selected and followed in the context of a full-scale bariatric surgical program, such as iVOW. We believe our iVOW Centers will be positioned to embrace and incorporate new and emerging surgical treatments for obesity as they become approved and accepted by the bariatric community.

There are also several other “less traumatic” surgical therapies under development; iVOW management is remaining closely current with these and plans to incorporate them into the iVOW model when and as appropriate.

Clinical Advisory Board

We have a formal Clinical Advisory Board to provide regular advice and feedback. We also consult frequently with physicians and surgeons in the obesity disease management area.

Employees

As of February 28, 2006, we had 24 full-time employees, of whom nine are involved in hands on clinical services provision, six are located on site at iVOW Surgical Centers or in center operational management, three work in sales and marketing and, three provide support functions, and two employees in corporate management. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe our relations with our employees are good.

Web Site Access to SEC Filings

We maintain an Internet websites at www.ivow.com. We make available free of charge on our Internet website our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to our Business and Industry

We need to raise additional funds immediately to support our operations. These funds may not be available on acceptable terms, if at all, and we may be forced to cease our operations.

At December 31, 2005, we had cash and cash equivalents of $851,315. We believe that our cash and cash equivalents plus monies received in a financing completed in February 2006 will be sufficient to meet our anticipated capital requirements through the second quarter of 2006. However, we will need to raise additional capital to fund our operations beyond June 2006. Any future funding transaction may require us to relinquish rights to some of our intellectual property or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we may be unable to sustain operations beyond June 2006, and you may lose your entire investment in our company.

We expect that the cash flows produced by our business will be unpredictable in the near term, and we expect to continue to experience operating losses for the foreseeable future, which increases our need for significant additional funding. The amount of additional capital that we need to raise will depend on many factors, including:

•                  the extent to which the iVOW Surgical Centers and other services gain market acceptance;

•                  the extent to which our SHS Centers and other services can be effectively and economically replicated;

•                  the speed with which we can execute our business plan, including our sales and marketing activities and the costs to establish iVOW Surgical Centers;

•                  the speed with which we can execute our business plan, including our sales and marketing activities and the costs to establish SHS modeled centers;

•                  the per patient revenue available via the SHS model;

•                  the levels of reimbursement for procedures performed; and

•                  the extent of competition.

We have a history of losses and may never become profitable.

Since our formation in July 1993, and as of December 31, 2005, we have incurred cumulative net losses of $74 million. Specifically, we incurred net losses of $3.9 million in 2004 and $2.5 million in 2005. We expect to incur losses for the next several quarters as we continue to implement our business plan. However, we may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

Our future financial results will fluctuate significantly.

As a result of our limited operating history and the short period of time during which we have focused on the provision of obesity surgery management services, we cannot predict our future revenues or operating results. We expect our future revenues and operating results to fluctuate unpredictably due to a combination of factors, including the potential costs of establishing additional iVOW Surgical Centers and SHS Centers.

Our future operating expenses are expected to increase in future periods as we intend to establish iVOW Surgical Centers and SHS Centers, expand our sales and marketing operations, expand our service capabilities, improve our internal operating and financial systems, and continue to comply with the stringent requirements of the Sarbanes-Oxley Act of 2002. In addition, our operating expenses are based on our expectations of future revenues, and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.

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

•                  we may have difficulty raising funds in the future at prices that are acceptable to us and our stockholders; and

•                  investors may be less willing to purchase our shares for lack of consistent operating results.

The license fees Viking Systems, Inc. owes us may not exceed the minimum royalty amounts.

As part of the sale of our Visualization Technology business unit to Viking Systems, Inc. (“Viking”), we entered a license agreement with Viking under which Viking agreed to pay us royalties over the next five years based on sales from this business unit, with minimum royalties during the five-year period. Viking paid us the minimum royalty of $150,000 for the first year of the license. Viking is a relatively new company, and there is no assurance that it will be successful in selling a significant number of products based on the Visualization Technology business. As a result, there can be no assurance that Viking will owe us more than the minimum royalties set forth in the license agreement. Additionally, if Viking’s business does not succeed, it may not have sufficient funds in the future to pay us the minimum royalty amounts owed to us under the license agreement.

Our liquidity and capital requirements will be difficult to predict.

Our liquidity and capital requirements will depend upon other numerous factors, including the following:

•                  the extent to which our products and services gain market acceptance;

•                  costs associated with establishing marketing, and operating our obesity related programs and disease state management business, including the iVOW Surgical Centers;

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

Over the past two years we have tested our ability to run outsourced programs through the three programs we currently operate. In addition, the co-founders of SHS bring over seven years of experience as owner-operators of SHS Centers. Nonetheless, we have only a limited and indirect operating history upon which an evaluation of our prospects can be based. In addition, the bariatric surgical management market is relatively new and is evolving rapidly, which can cause changes in the way clients react to the services offered. We have yet to prove that our management model is appropriate for the market we are addressing. To be successful, it is crucial that we develop strong affiliations with employers, payors, hospitals and providers, and we have as yet limitedly proven our ability to do so. We have established only three significant operating agreements with hospitals to date and operate only two SHS Centers. To successfully implement our business plan, we must establish many more such relationships.

Prior to the favorable ruling by CMS in February 2006, we believe our business had been adversely impacted by changes in reimbursement and uncertainty concerning CMS’s decision on whether to provide coverage for gastric bypass surgery. Doctors, hospitals, surgical practices and those companies that support the obesity surgery market will adapt their businesses to the evolving reimbursement and payor policies. We believe that for many of these parties CMS’s decision on the coverage of gastric bypass surgery is a critical step in their business analysis. However, since CMS only recently announced its decision, it is too early to determine what impact this decision will have on our business.

Also, we must respond to competitive developments and attract, retain and motivate experienced staff. There can be no assurance that we will be successful in addressing those market conditions or in implementing our business strategy. There can be no assurance that we will be able to achieve or sustain revenue growth or profitability.

On November 1, 2005, we acquired SHS as a wholly-owned subsidiary. We may not realize the expected benefits of the acquisition because of integration and other challenges, which could adversely affect our business.

We have limited experience in acquisition activities and integrating the operations, technologies, products, services and personnel of iVOW and SHS may be a complex, time consuming and expensive process that could significantly disrupt the business of the combined company. Employees and management of each of iVOW and SHS have played a key role in creating each company and the integration of these two companies will alter prior relationships and may affect productivity. If we fail to successfully meet the challenges involved in integration or otherwise fail to realize any of the anticipated benefits of the acquisition, then the results of operations of the combined company could be seriously harmed. Realizing the benefits of the acquisition, if any, will depend in part on the successful integration of products, services, operations and personnel.

We may not successfully integrate the operations of SHS and iVOW in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company’s ability to realize those benefits could be adversely effected by practical or legal constraints on its ability to combine operations.

Our revenue model related to the iVow Surgical Centers relies on the provision of services and we have no ownership stake in the iVow Surgical Centers.

Our business model includes the ownership and operation of our SHS Centers as well as the provision of management services to owners of medical and surgical programs. With respect to our iVow Surgical Center program, we will not have an ownership interest in the iVow Surgical Centers, which will make it more difficult to sustain revenues from these Centers. We will not enjoy directly increased revenue based on the profitability or increased value of particular iVow Surgical Centers and, without an ownership interest in the iVow Surgical Centers, we are subject to all the risks of any service provider; our services could be terminated at the end of any contract period for such centers.

Roll-out of our iVow Surgical Centers and our SHS Centers depends on our entering into agreements with employers, payors, hospitals and physicians; the time to conclude these agreements may be extended and thereby delay or prevent the implementation of our strategy.

We plan to set up our iVow Surgical Centers and SHS Centers in conjunction with employers, payors, hospitals and surgeons. There can be no assurance that we will be able to negotiate the establishment of these Centers in a timely manner or on terms satisfactory to us, if at all. Our experience to date is limited to three existing management contracts for iVow Surgical Centers and two SHS Centers. We are in active negotiation for other iVow Surgical Centers and SHS Centers; however, we cannot accurately predict the time and expense involved in these negotiations, and any unexpected delays could negatively impact the execution of our strategic plan. Any inability to timely establish additional iVOW Surgical Centers and SHS Centers will harm our cash position and increase our need to raise additional capital.

We need to increase market awareness and acceptance of our new business model.

To our company’s knowledge, the comprehensive services offered by our new iVOW business model have not been available to date on a national level. While we have previously supplied clinical training and consulting services to various clients, we have only recently begun to promote our program management services and have just started to promote our owner operator model. As a result, employers, payors and providers of bariatric clinical services are not yet generally aware of the services we offer. In order to accomplish our strategic and business plans, we will have to quickly and effectively increase market awareness of our management model and the iVOW brand name, and convince employers, payors, doctors, hospitals and patients of the benefits of these services. Among other things, this will require that we:

•              increase awareness of our complete service offering;

•              strengthen our brand name to increase visibility;

•              continue to upgrade and expand our services;

•              increase awareness of the availability of surgery as a means of treating morbid obesity; and

•              increase awareness of the availability of our multidisciplinary medically anchored weight management program as a means of treating chronic and morbid obesity.

We cannot assure you that we will be able to accomplish these objectives with the limited operating capital we currently have available, if at all.

After establishing iVow Surgical Centers and SHS Centers, we must continue to prove our value proposition.

In order to successfully negotiate and complete agreements with employers, payors, doctors and hospitals to establish iVow Surgical Centers and SHS Centers, we will need to present them with their anticipated return on investment (ROI), our projected revenues and operational metrics. We cannot assure you that our projections will prove accurate or that we will be able to provide the anticipated metrics. Our projections are based on limited input and operational history and failure to meet such projections will negatively impact our relationships with employers, payors, doctors and hospitals and our ability to attract additional business.

The provision of health care services is subject to considerable regulation by state and federal agencies, including regulations under HIPAA and Stark.

Our iVow Surgical Centers and SHS Centers will need to comply with many laws and regulations, both state and federal, which govern the provision of health care services. If they fail to comply with any such laws and regulations, then the penalties involved could be serious, time-consuming for management and expensive. Inexperience in health care services could contribute to an inadvertent breach of laws or regulations.

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

In addition, the federal Stark Law restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements. Many states have adopted legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. If the activities of a client of ours or other entity with which we have a business relationship were found to constitute a violation of anti-referral laws, and we were found to have knowingly participated in such activities, we could be subject to sanction or liability under such law.

We operate in a competitive market; new technologies, procedures, or pharmaceuticals could eventually radically change the modality of treatment of morbid obesity and negatively impact the economics of our obesity surgery business.

The market for products and services that address morbid obesity is attractive and therefore competitive and new offerings and technologies are in development by several companies. For example, we are aware of developments, primarily involving stimulation or balloon technology, which may come to the market in the next several years. These devices would be implanted in a relatively simple endoscopic procedure. These alternatives may prove to be more effective, less risky and/or cheaper than gastric bypass. If this turns out to be the case, our ability to generate revenues from the surgical model will be negatively affected. Also, many pharmaceutical companies are researching drug therapies for combating obesity. If they prove successful in finding a more effective solution for morbid obesity, then demand for a surgical option is likely to decline substantially. We cannot guarantee that we will compete successfully against our current or potential competitors, especially any pharmaceutical companies with significantly greater financial resources or brand name recognition.

We expect to compete with other companies that have the same objectives as us.

There are a few companies which intend to provide services to the morbid obesity market; while their business model is not identical to ours, the end result is likely to be that we will compete with each other in offering consulting and program management services. Three of these companies, to our knowledge, include bariatric surgeons in their management or ownership. This may prove to be an advantage over us in gaining access to potential clients because we do not have bariatric surgeons on our staff. Other companies have only a partial service offering, which may allow them, because of lower overhead, to operate in their niche at a price advantage to full-service companies such as ours. In any case, we expect that the market will continue to be attractive and that new entrants are likely.

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

To be successful, we must strengthen awareness of our services through our marketing efforts and through establishment of additional iVOW Surgical Centers and SHS Centers. We have a limited marketing and business development force through which the efforts will be conducted, and we will rely heavily on each of these individuals. We cannot assure you that we will be able to attract and retain sufficient qualified personnel.

Our current key employees are Michael H. Owens, M.D., Chief Executive Officer, President and Chief Medical Officer; Richard Gomberg, Vice President of Finance and Chief Financial Officer; Joann Harper, Vice President, Program Development, Implementation, and Operations; Mary Pat Finn, Vice President of Sales; Mary Lou Walen, Associate Vice President, Customer Relations; and Aimee Johnston, Associate Vice President, Marketing Management Services. Key employees of our wholly-owned subsidiary SHS are Steve Martin, M.D., Assistant Vice President, Behavioral Services; Jeannette Beatty, Manager of Nutrition; and Pamela Adkins, Manager, Exercise and Testing. We also have entered into long-term consulting engagements with the co-founders of SHS, Dr. Frances Gough and Dr. Teresa Girolami. We do not maintain key personnel life insurance policies on any of these individuals.

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

Risks Related to the Securities Markets and Ownership of our Common Stock

Our common stock may be subject to delisting from the Nasdaq Capital Market because we fail to maintain compliance with continued listing criteria.

The quantitative standards for continued listing on the Nasdaq Capital Market requires a company to maintain a bid price for its stock of $1.00 per share and maintain a stockholders’ equity of at least $2,500,000 (or satisfy alternative requirements). Failure to comply with these requirements subjects a company to delisting proceedings. We have twice over the past 3 years been subjected to delisting proceedings from Nasdaq for failure to meet the minimum stockholders’ equity requirement. Each time we eventually regained compliance by raising additional operating capital.

We cannot assure you that we will be able to maintain our stockholders’ equity above $2,500,000 or maintain our stock price above $1.00 per share.  In addition, we received 1,654,000 shares of common stock of Viking in connection with the sale of our Visualization Technology business. We currently value those shares at a total of $661,600, which represents the trading price of Viking common stock at December 31, 2005. Viking’s common stock is thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking’s common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares. A significant drop in the trading price of Viking’s common stock would negatively affect our financial position and, specifically, our stockholders’ equity balance. Any reduction in our stockholders’ equity associated with a drop in the trading price of Viking common stock could subject us to delisting proceedings by Nasdaq.

If we are unable to comply with Nasdaq’s continued listing requirements, our securities will be delisted from the Nasdaq Capital Market. The delisting of our common stock from the Nasdaq Capital Market may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

Future sales of our common stock in the public market could cause our stock price to fall.

In the private placement financing we completed on February 23, 2006, we issued 290,000 shares of common stock and warrants to purchase 145,000 shares of common stock. We also issued 23,200 shares of common stock and a warrant to purchase 11,600 shares of common stock to our placement agent, Dawson James Securities. In the private placement financing we completed on July 26, 2005, we issued 833,328 shares of common stock and warrants to purchase 833,328 shares of common stock. We also issued  a warrant to purchase 83,332 shares of common stock to our placement agent, Dawson James Securities. In connection with the private placement,  we issued 177,252 shares of common stock and warrants to purchase 124,608 shares of common stock in exchange for the 826,447 outstanding shares of Series A preferred stock (the “Series A exchange”). In total, we issued 1,010,580 shares of common stock and warrants to purchase 1,041,268 shares of common stock in the private placement and the Series A exchange.

As of February 28, 2006 we had 2,657,663 shares of outstanding common stock. As part of the above transactions, we have filed a registration statement for the July 26, 2005 financing and will be filing a registration statement by April 8, 2006 related to the February 23, 2006 financing. Sales of these shares of common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline.

There is a limited market for our common stock and therefore investors may not be able to liquidate their investment in the foreseeable future, if at all.

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future. For example, we only have approximately 190 stockholders of record and the average daily trading volume in our stock is approximately 12,500 shares. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically been highly volatile. For example, between March 2005 and February 2006, the trading price of our common stock ranged from $2.30 to $13.90. The trading price of our common stock may continue to be significantly affected by factors such as:

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

We intend to issue additional shares of our equity securities in the future to raise funds to support our operations.

We intend to seek to raise additional capital through the sale of our equity or other securities to support our financial needs. Potential investors should be aware that any security issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. Further, any new issuance of shares may result in a change of control of our management or the Company.

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

Risks Related to our Intellectual Property and Potential Litigation

We depend on our intellectual property for the establishment and operation of our iVOW Surgical Centers and SHS Centers.

We rely on a combination of trade secrets, know-how and confidentiality restrictions for the establishment and operation of our iVOW Surgical Centers and SHS Centers. Despite these precautions, it may be possible for unauthorized parties to copy our intellectual property or otherwise obtain and use information that we regard as proprietary. We do not have any patent protection for our business, and existing intellectual property laws provide only limited protection. We have expended significant efforts devising the types of products and services we will offer and the manner in which these will be delivered. Our ability to maintain the secrecy and confidentiality of our trade secrets and internal knowledge is crucial to the success of our business. Any failure to do so may negatively impact our prospects. We also may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

If we are unable to protect our intellectual property related to the technology transferred to Viking, we may be unable to prevent other companies from using such technology in competitive products.

We maintain ownership of the technology transferred to Viking in connection with the sale of our Visualization Technology business in April 2004. In the event Viking does not make the required royalty payments to us, their rights in the technology will be terminated. In such case, we will be able to continue to commercialize that technology. To the extent we decide to incorporate that technology into our business, our future success will depend, in part, on our ability to continue developing patentable products, enforcing our patents and obtaining patent protection for our products both in the United States and in other countries. The patent positions of medical device companies, however, are generally uncertain and involve complex legal and factual questions. Patents may never issue from any patent applications owned by or licensed to us. Even if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents owned by or licensed to us may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide us with competitive advantages. Further, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would result in substantial expense, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of proprietary rights of third parties or whether our products, processes or procedures infringe any such third-party proprietary rights. In addition to patents, we rely on unpatented trade secrets to protect our business and our proprietary technology. Others may independently develop or otherwise acquire the same or substantially equivalent plans or technologies or otherwise gain access to our proprietary technology or disclose our plans or technology. It is difficult to protect rights to unpatented ideas, plans or proprietary technology. Third parties may obtain patent rights to these unpatented trade secrets, which patent rights could be used to assert claims against us. We also rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our proprietary technology. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. In addition, our agreements with employees and consultants require disclosure of ideas, developments, discoveries or inventions conceived during employment or consulting, as the case may be, and assignment to us of proprietary rights to such matters related to our business and technology. The extent to which efforts by others will result in patents and the effect on us of the issuance of such patents is unknown.

Item 2.	DESCRIPTION OF PROPERTY

Our current facilities consist of approximately 2,800 square feet of subleased office space located in San Diego, California under a 36 month lease commencing February 2006. Previously, we subleased approximately 5,000 square feet in Carlsbad, CA which expired in January 2006.

Our wholly-owned subsidiary Sound Health Solutions has two facilities consisting of approximately 12,000 total square feet of subleased space located in the Seattle, Washington metropolitan area under leases that run through November 2008 and June 2009.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no material legal proceedings pending against us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                                  Market for Common Equity and Related Stockholder Matters.

Our Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq Capital Market under the symbol “IVOW.”  The following table sets forth the high and low sale prices for our Common Stock on the Nasdaq Capital Market from January 1, 2004 through December 31, 2005.

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that is not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the split of all common stock issued and outstanding at a rate of 1:10. As a result of the split, all share information below has been retroactively adjusted.

Quarter	High	Low

1st Quarter 2004	$29.90	$11.00

2nd Quarter 2004	$22.00	$10.00

3rd Quarter 2004	$30.00	$13.40

4th Quarter 2004	$19.20	$8.20

1st Quarter 2005	$13.90	$7.20

2nd Quarter 2005	$9.00	$3.10

3rd Quarter 2005	$5.70	$2.90

4th Quarter 2005	$5.23	$2.30

On March 8, 2006 the last reported sale price of our Common Stock was $5.08. As of March 8, 2006, there were approximately 192  holders of record of our Common Stock not including holders who hold their stock in “street name”.

We have never declared or paid any cash dividends on our capital stock. We currently do not intend to pay any cash dividends in the foreseeable future and intend to retain our earnings, if any, for the operation of our business.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities authorized for Issuance under Equity Compensation Plans”, is incorporated by reference within Item 12 of Part III of this Annual Report on Form 10-KSB.

(a)(ii)                    Recent Sales of Unregistered Securities.  See the Company’s previously filed reports on Form 8-K.

(b)                                 Not applicable.

(c)                                  Not applicable.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed earlier under “Risks and Uncertainties” in Item 1 of Part I of this annual report. While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

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

We originally began offering training and consulting services to the obesity surgery market in 2001.  As a result of the disposition of our Visualization Technology business, we are now a pure play company in the bariatric market. We develop and market products and services for the bariatric surgery market. Bariatrics is the medical science of weight reduction and nutrition; bariatric surgery, a specialized area of general surgery, is focused on surgical weight reduction solutions for the very severely or morbidly obese. We are focused on implementing disease management strategies for the control of chronic and severe obesity. Our vision is to enable healthcare providers and organizations in the ongoing evolution of the highest standards of treatment and services to optimize the quality of life for chronic and morbidly obese patients. Our mission is to deliver the leading management portfolio of services and products for the clinical and business development of continually successful medical and surgical programs for the treatment of chronic and morbid obesity.

iVOW acquired Sound Health Solutions, Inc. (“SHS”), a Seattle-based healthcare provider specializing in the multidisciplinary medical treatment of obesity, as a wholly-owned subsidiary. SHS has pioneered the development of multidisciplinary medically anchored weight loss programs since 1998. Through a pilot program with Microsoft Corporation, SHS has produced what we consider to be the best validated, statistically significant data on multidisciplinary medically anchored weight loss programs in the country. In the summer of 2005, Microsoft and Premera Blue Cross of Washington received a national award for innovation in obesity management from the National Institute of Health Care Management, which prominently featured the program designed by SHS and its two physician co-founders, Drs. Francis Gough and Teresa Girolami.

We anticipate that the addition of SHS to iVOW will improve and expand our business model. Prior to our acquisition of SHS, our business model focused principally upon working with hospitals and surgeons to provide consultations on a fee-for-service basis or to operate their bariatric surgical programs for a management fee, while the hospitals and surgeons held the contracts with insurance providers and other third-party payors and employers. Under that model, even if the volume of patients increased, our revenue did not. In contrast, SHS, through its “owner-operator” model, contracts directly with employers, payors and unions to facilitate weight loss programs on a direct per patient basis, thus generating incremental revenue as patient volume increases. While we intend to focus on capitalizing upon SHS’s owner-operator model, we also will continue to pursue strategic outsourced management opportunities. We now have two platforms on which to grow our business: the employer/payor medically anchored platform and the hospital/provider surgically anchored platform.

Insurance providers and other third-party payors consistently require medical or other documented weight loss management failure or attempts prior to approving patients for bariatric surgery. Such requirements are developing into a de facto gating phenomenon for bariatric surgery. As a result, we believe that organizations that offer non-surgical weight loss programs will not only have the opportunity to succeed but also could potentially influence, if not determine, where patients receive bariatric surgery.

We believe that SHS offers a platform from which to integrate clinical, medical and surgical weight loss programs into a seamless disease management strategy for obesity. We anticipate that expansion of our SHS model will generate market opportunities for our iVOW Surgical Centers and, depending on how the market opportunity evolves, other affiliated bariatric centers.

Patient demand for an effective and proven surgical solution to the chronic health conditions caused by morbid obesity has accelerated the number of surgical procedures performed from approximately 16,000 a decade ago to approximately 170,000 in 2005, according to the American Society for Bariatric Surgery. The number of patients that underwent bariatric surgery in 2005 represents less than one (1) percent of the total population with a body mass index (BMI) that qualifies for the procedure. An additional 45 million Americans are obese, and many meet BMI qualification criteria for our SHS model. We believe that, by building upon the expertise, market position and relationships developed in our combined business lines described above, we now have the foundation to become a leading provider of (i) disease-specific program management in bariatric clinical, medical and surgical care and (ii) a commensurately expanded suite of related consulting services.

Our business model is to develop a network of bariatric disease management centers that we directly own or operate based upon our current SHS model as well as to outsource management through both our historical iVOW Surgical Center model and new SHS outsourced model, which are able to provide patients with all necessary clinical, medical and surgical services. As owner/operator of our current SHS modeled centers we will have full administrative control and contract directly with insurance providers and other third-party payors. As manager of the outsourced program we will coordinate all the administrative and marketing functions on behalf of our clients and provide patient services, particularly in assessing whether there is a suitable clinical alternative to surgery, as well as in assuring the fulfillment of payor mandated pre-surgical weight loss management requirements and appropriate long-term post operative care and monitoring of patients. Our revenue model is based upon a monthly management fee for our outsourced managed programs, a per-patient fee for our SHS owner-operator program, and fee-for-service for our consulting business.

We intend to develop the iVOW brand name with the iVOW Sound Health tag line to provide a national identity for our programs. We believe that the centralized provision of certain services to our own centers as well as to our managed clients, for example, the processing of medical insurance approval, information technology support and contracting, will benefit our internal expense management structure and increase our appeal to customers. Additionally, we will continue to develop and expand our consulting services as described above to include SHS products that complement the historical iVOW products, targeted at those clients that do not require a complete management package but that need specific assistance with individual components of their bariatric clinical, medical or surgical programs. We hope that such efforts will encourage our market branding as well as cultivate a pipeline vehicle for our centers.

Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity. Our initial focus was on the severely obese patient with gastric bypass surgery as the solution. We have expanded our focus to include the chronically obese through our SHS multidisciplinary medically anchored weight management platform. It is these singular and combined platforms upon which we hope to expand service to new obesity therapies as they are developed. We are currently aggressively integrating our SHS bariatric medical model into our iVOW surgical protocols to fulfill the pre-operative weight management requisites of employers and payors, the long term care of post-surgical patients and the treatment of obese patients who either are not qualified for surgery or prefer a non-surgical alternative treatment modality.

In February 2004, we sold to a group of accredited investors 43,900 shares of common stock and warrants to purchase up to 21,950 shares of common stock, for a total of $588,260 as part of a unit offering. We sold 21,950 units; each unit consisted of two (2) shares of common stock priced at $13.40 per share and a warrant to purchase one share of common stock. The 21,950 warrants are exercisable at a price of $19.70 per share and expire in February 2009. The proceeds were used to fund our obesity disease state management business unit and our Visualization Technology business unit until it was sold in April 2004.

In April 2004, we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement signed on December 22, 2003.  The financial results of this business have been reported separately as discontinued operations and the financial statements for all prior periods have been restated accordingly. See gain (loss) from discontinued operations below and Note 2 to our consolidated financial statements.

In May 2004, we sold to a group of accredited investors 545,454 units of our securities for $8.50 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4.6 million, or $4.1 million net of expenses. The 272,727 warrant shares are exercisable at a price of $9.50 per share and expire in May 2009. As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 81,817 shares of our common stock of which 54,545 of these warrants are exercisable at a price of $10.20 per share and the remaining 27,272 warrants are exercisable at a price of $9.50 per share. The warrants expire in May 2009.

In June 2004, we amended our Series A Certificate of Designations to allow us the right to issue equity securities for a price under $2.00. For that right, the Series A holders received 1,400,000 shares of Viking common stock that we held valued at $28,000. As part of the amendment, we were required to redeem 85,000 Series A Shares for $200,000. In addition, we had the right to redeem an additional 300,000 Series A Shares at any time on or before January 15, 2006 in exchange for $500,000.

In August 2004, we announced the signing of the first full management contract for an iVOW Center, which covers the launch and ongoing management of an obesity surgery program. The agreement is a 3-year renewable contract with Pioneers Memorial Healthcare District of Brawley, CA.

In October 2004, at a special meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance Plan from 109,250 to 259,250.

In April 2005, we signed a three year Administrative Services Agreement with Lenox Hill Hospital and the Manhattan Minimally Invasive Bariatric Surgical PC to provide services for the administration and evolution of their bariatric surgical practice into an obesity disease management program. The program provides services to assist clients to transition from obesity to wellness. The Agreement runs through April 2008.

In April 2005, Nasdaq notified the Company that the bid price of its common stock did not satisfy the $1.00 per share minimum bid price required by Marketplace Rule 4310(c)(2)(B). This notice indicated that the Company will be provided until October 2005 to regain compliance with the minimum bid price requirement by having the bid price of its common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days prior to such date.  As a result of a 1:10 reverse stock split in October 2005 (see below), the Company regained compliance with the the $1.00 per share minimum bid price.

In May 2005, the Company received a second letter from Nasdaq indicating that the Company was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Nasdaq also requested the Company to submit a detailed plan regarding its proposal to achieve and subsequently comply with all of the continued listing requirements of the Nasdaq Capital Market.

In July 2005, we sold to a group of accredited investors 833,328 units of our securities for $3.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, for aggregate gross proceeds of approximately $2.2 million net of expenses. The warrants are exercisable at a price of $3.00 per share and expire in July 2010. Under the terms of the private placement, the Company and the holders of the Company’s Series A Preferred Stock converted the 826,447 outstanding shares of Series A Preferred Stock into 124,608 Units, 52,644 shares of common stock and $126,174 in cash. With the completion of this private placement, the Company’s stockholders’ equity exceeded $2,500,000. As a result, the Company regained compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

In July 2005, at the annual meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Stock Option/Stock Issuance plan from 259,250 to 400,000, to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 15,000 to 30,000 and to amend our Second Restated Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 70,000,000.

In July 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that was not less than 1:2 nor greater than 1:10. In October 2005, the Board acted on its authority to effect the reverse split of all common stock issued and outstanding at a rate of 1:10. As a result of the reverse split, all common share and per share information in this discussion has been retroactively adjusted.

In August 2005, Howard Sampson tendered his resignation as the Vice President and Chief Financial Officer of iVOW, Inc. J. Bradford Hanson became the Company’s new Vice President and Chief Financial Officer, replacing Howard Sampson.

In November 2005, we completed the acquisition of SHS. SHS operates as a wholly-owed subsidiary of iVOW. Under the terms of the Merger Agreement, iVOW paid $125,500, in cash assumed approximately $317,000 of liabilities and agreed to issue up to 294,278 shares of its common stock (the “Merger Shares”), of which 184,477 shares with a fair value of $427,987 were issued as of the closing and the remaining 109,801 shares are subject to holdback based on contingencies set forth in the Merger Agreement. iVOW has a repurchase right for up to 71,128 of the Merger Shares to the extent that SHS fails to satisfy certain revenue and net income targets in 2006 and 2007.

In February 2006, J. Bradford Hanson tendered his resignation as the Vice President and Chief Financial Officer of iVOW, Inc. Richard Gomberg became the Company’s new Vice President and Chief Financial Officer, replacing J. Bradford Hanson.

In February 2006, the Company completed a private placement of the Company’s common stock and warrants in which it sold 290,000 units at a purchase price of $3.18 per unit. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The warrants have an exercise price of $3.18 per share and have a five-year term. The private placement resulted in gross proceeds of $922,200.

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

Reverse Stock Split

On July 19, 2005, at its Annual Meeting of Stockholders, iVOW’s stockholders approved to effect a reverse split of the Company’s outstanding common stock in a ratio of not less than one-for-two or greater than one-for-ten (the “Reverse Split”). On October 6, 2005, iVOW’s Board of Directors set the exact ratio of the Reverse Split at one-for-ten and the Reverse Split was effective as of October 11, 2005.

All references to common share and per-share data for all periods presented have been adjusted to give effect to the Reverse Split.

Revenue Recognition

Revenue generated from our disease state management of morbid obesity business is recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured. Any payments received in advance of completion of the service are recorded as deferred revenue. Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from SHS services are recognized based on a straight-line amortization for the life of the service contract provided that there are no uncertainties regarding customer acceptance, the sale price is fixed or determinable and collectability is reasonably assured.

Sales returns are estimated based on our historical experience and management’s expectations and are recorded at the time product revenue is recognized.

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

Investment in Equity Securities of Viking Systems, Inc.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Notes 2 and 6) valued at $0.02 per share or $61,080, which reflected the fair value of the shares at the time the shares were acquired. In June 2004, 1,400,000 of these shares valued at $0.02 per share, or $28,000, were used to obtain certain rights from our Series A holders (see Note 12) with the remaining 1,654,000 shares valued at $33,080.  In October 2004, the Viking common stock began trading on the Over The Counter Bulletin Board and, accordingly, has been adjusted to fair value. Viking is a relatively new company and there is a limited market for Viking common stock even though it is publicly quoted.  The limited trading market for Viking common stock may cause fluctuations in the market value of the common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market which could have an effect on both the carrying value and our stockholders’ equity. There is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

The investment in Viking Systems, Inc. common stock is classified as available for sale as of December 31, 2005. The cost and fair value of the equity securities at December 31, 2004 and 2005 are as follows:

		2004		2005
Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value
Viking Systems, Inc	$33,080	$1,273,580	$1,306,660	$628,520	$661,600

Acquisition of Sound Health Solutions

We purchased the business and substantially all of the assets of SHS, a Seattle-based healthcare provider specializing in the multidisciplinary medical treatment of obesity. We paid $125,500 in cash assumed approximately $317,000 of SHS liabilities and agreed to issue up to 294,278 shares of common stock, of which 184,477 shares valued at $427,987 were issued as of the closing. The remaining 109,801 shares, valued at $254,738, are subject to holdback based on certain contingencies. Holdback shares are not recorded and, therefore, not included in the cost of the acquisition and the purchase price allocation until the contingencies are resolved. We have a repurchase right for up to 71,128 of the shares to the extent that SHS fails to satisfy certain revenue and net income targets.

The total purchase price for the acquisition of SHS initially recorded by the Company was approximately $1,184,000, which was comprised of the cash paid, the liabilities assumed, the fair value of the 184,477 shares issued at the closing and other acquisition costs (such as legal and finders fees) totaling $314,064. The fair value of the holdback shares has not been included in the purchase price recorded as of December 31, 2005 and will not be recorded until the contingencies are resolved.

The acquisition of SHS has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition.

The total initial purchase price for the acquisition of SHS of $1,184,000 was allocated as follows:

(in thousands)
Cash and cash equivalents	$9
Accounts receivable, net	76
Property and equipment	241
Goodwill	915
Intangible assets	204
Other assets	31
Accounts payable	(26)
Other note payable	(23)
Accrued liabilities	(26)
Deferred revenue	(161)
Other long-term liabilities	(56)

Total net assets	$1,184

In connection with the purchase, SHS entered into independent contractor agreements and noncompetition agreements with two physicians, for the provision of medical services to SHS. The agreements have a term of three years, subject to earlier termination. Under the contractor agreements, we agreed to issue stock options to purchase 10,667 shares of common stock to the physicians.

Goodwill

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets of an acquired business. Under SFAS 142, goodwill is deemed to have an indefinite life and is not subject to amortization over an estimated finite useful life but is tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

The first step of the impairment test is used to identify potential impairment by comparing the carrying amount of the reporting unit to its fair value. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company completed its annual goodwill impairment test for 2005 during the fourth quarter and determined there was no impairment of existing goodwill.

Our Results of Operations

Year ended December 31, 2005 compared with year ended December 31, 2004

Revenues

Revenues from continuing operations were $1,288,000 for the year ended December 31, 2005 as compared to revenues from continuing operations of $1,651,000 for the year ended December 31, 2004, representing a decrease of $363,000 or 22%. The decrease in revenue was associated with lower training and consulting services and contract revenue from a strategic partner. While revenues decreased, our most important business indicator, iVOW program management fees, increased as a result of having three centers by the end of 2005. We also saw a 20% increase in vitamin sales in 2005 relative to 2004. The reduction in contract revenue is due to a strategic alliance agreement that ended in 2004. No contract revenue is projected for 2006. An additional $209,000 in revenues in 2005 are from the acquisition of SHS. These revenues are associated with services provided for medical weight loss and add to the array of products that iVOW offers to battle chronic or morbid obesity.

Increase/(decrease) over prior year	2005
Management fees	$349,000
Training and consulting fees	(481,000)
Vitamins sales	60,000
Contract revenue	(500,000)
SHS clinical services	209,000
$(363,000)

The decrease associated with lower clinical training services and consulting services was the result of a change in the market as demand shifted from the requirement to be trained to more of a focus on the operational aspects of bariatric programs in both 2004 and 2005. The decrease was further affected by events during 2005, including the acquisition of the medical weight loss business of SHS and the raising of new capital, which required a significant focus on non-operational business activities. This diverted focus affected the third and fourth quarters by providing a lower revenue base to begin our transition to a full turnkey disease state management business.  Other factors that contributed to the decrease in training and consulting services in 2005 included some market slowing because of payor uncertainty associated with the highly anticipated medicare ruling on bariatric surgery, and the difficulty in hiring of key sales personnel.

Costs and expenses

Below is a summary of costs and expenses:

	2004	2005
Cost of revenues	$1,193,000	$1,229,000
Product development	406,000	121,000
Sales and marketing	1,197,000	913,000
General and administrative	1,798,000	1,986,000

Total costs and expenses	$4,594,000	$4,249,000

Cost of revenues. Our cost of revenues increased by $36,000 in 2005 as gross margins decreased from 28% in 2004 to 5% in 2005. The gross margins were -3% in 2004 and 3% in 2005, when backing out the strategic partners contract revenue and the revenues associated with the acquisition. Cost of revenues includes the fully burdened cost associated with management, consulting and training services and the cost of goods and related expenses for vitamins. Excluding the strategic partners contract revenue and SHS acquisition, our costs decreased and gross margins increased in 2005 due to a reduction of our workforce in the second quarter to better optimize operations for the current market conditions. SHS had a gross margin of 15%.

Product development. Product development expenses decreased by $285,000, or 71% in 2005 over 2004. This decrease is due to a reduced work force and the related expenses associated with identifying and developing new and complimentary products in 2005. In 2004, we increased efforts throughout the year to expand our capabilities to become a complete chronic and morbid obesity disease management business and rather than a consulting practice focused on surgical treatment for morbid obesity as we were in 2003. In 2005, we refocused our efforts on operations and the acquisition of SHS and with a corresponding reduction in the work force.

Sales and marketing expenses. Our sales and marketing expenses were down in 2005, by $284,000, or 24%, over 2004. The decrease in sales and marketing expenses during 2005 was primarily attributable to a decreased work force and the effort to acquire SHS. We do expect an increase in sales and marketing expenses during 2006 as we continue to expand our field activities in the chronic and morbid obesity disease management business and to promote iVOW’s new products associated with the SHS acquisition.

General and administrative expenses. Our general and administrative (“G&A”) expenses were up $188,000, or 11%, to $1,986,000 in 2005. Approximately $76,000 of this was G&A expenses that SHS incurred in November and December of 2005. The increase in G&A expenses during 2005 was primarily attributable to increased professional services for legal and audit along with salaries and associated expenses related to the acquisition of SHS.

Other income (expense) and gain/loss from discontinued operations

Other income (expense), net. Our other income (expense), net, was ($28,000) in 2004 compared to $39,000 in 2005. The increase in other income is due to higher interest on investments, $27,000 for 2004 and $45,000 for 2005, and lower interest expense on equipment leasing and short-term debt, $7,000 in 2004 and $6,000 in 2005.

Gain/Loss from discontinued operations. The gain from discontinued operations result of having recognized and collected payments from the buyer, Viking Systems, Inc.  For 2005, we collected and recognized $225,000 of royalty payments and miscellaneous payments of $8,000. We will recognize additional gains in the future as minimum royalties are received. The loss from discontinued operations for 2004 was $633,000 representing three and one-half months of operations.

Income Taxes

At December 31, 2005, we have federal and state tax net operating loss carryforwards of approximately $63,538,000 and $13,432,000, respectively. The federal tax loss carryforwards will begin to expire in 2010. Approximately $753,000 of the state tax loss carryforwards expired in 2005 and will continue to expire in future periods unless utilized. At December 31, 2005, we also have federal and state research tax credit carryforwards of approximately $2,264,000 and $121,000, respectively, which will begin to expire in 2010 unless previously utilized. We have retained the federal and state tax loss carryforwards and other tax attributes of the Visualization Technology business. We have provided a full valuation allowance on the deferred tax assets, as realization of such assets is uncertain.

Liquidity and Capital Resources

Our principal sources of liquidity have been funds raised from public and private placements of our capital stock and, to a lesser degree, cash flows generated from operations and the royalty from our agreement with Viking System, Inc. At December 31, 2005, we had cash and cash equivalents of $851,000.

Net cash used in operating activities was approximately $3,492,000 and $2,589,000 in 2004 and 2005, respectively. The decrease in net cash used in operating activities of $903,000 during 2005 over 2004 was primarily attributable to decreased net loss of $914,000. The majority of this is due to an $865,000 change in net gain (loss) from discontinued operations in 2005 over 2004 as there were no expenses in 2005. Also, other income added approximately $67,000 in 2005 over 2004. SHS contributed a $50,000 decrease in net cash in 2005.

Net cash provided by (used in) investing activities was approximately $641,000 and ($941,000) in 2004 and 2005, respectively. The increase in net cash used in investing activities for 2005 of $1,582,000 was primarily attributed to the acquisition of SHS in November 2005. Furthermore, proceeds from Viking Systems, decreased by $308,000 in 2005 over 2004.

Cash flows from financing activities were $4,372,000 and $2,412,000 in 2004 and 2005, respectively. The decrease in net cash flows provided by financing activities of $1,960,000 in 2005 was principally attributable to $2,382,000 less received from the sale of our common stock in 2005 over 2004. Also during 2005, we converted 915,000 shares of our Series A Convertible Preferred Stock into 186,107 shares of common stock and paid $126,000 in cash. We no longer have any outstanding Series A Preferred Stock outstanding. We also borrowed  $317,000 from a bank to pay off certain liabilities assumed in the acquisition of SHS.

We incurred net losses and negative net cash flows from operating activities in 2004 and 2005, and at December 31, 2005, had an accumulated deficit of $74.4 million. At December 31, 2005, we had cash and cash equivalents of $851,000. We believe that our cash and cash equivalents, plus monies received in a financing completed in February 2006  together with anticipated 2006 product revenues and interest income, may not be sufficient to meet our anticipated capital requirements through at least December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding. However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

Contractual Obligations

At December 31, 2005, we are obligated under operating leases, principally related to real estate. Additionally, we are obligated under capital leases related to computer hardware. The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2005:

Year ending December 31,	Operating Leases	Capital Leases
2006	$263,480	$11,145
2007	263,739
2008	261,003
2009	57,626
	$845,848	11,145
Less - amounts representing interest		(5,342)
Principal of capital lease obligation		5,803
Less - current portion of capital lease obligations		(5,803)
Long term portion of capital lease obligations		$—

Subsequent to year end, we entered into a new operating lease for our California office space. The future minimum payments excluding taxes and other operating costs are $85,880, $96,263, $99,151 and $8,283 for years 2006 through 2009, respectively.

Related Party Transactions

We had a sublease agreement for our California office space which expired in 2006. The sublease agreement has been executed with another company, of which our former Chairman of the Board is also a Director. Total rental payments of $118,000 and  $132,000 were paid to this company in 2004 and 2005, respectively.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements other than the operating lease commitments described above.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our consolidated operations or financial condition.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123(R)”), Accounting for Stock-Based Compensation which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. SFAS 123(R) shall be effective for all of the Company’s interim and annual reporting periods commencing on January 1, 2006 and is expected to have a material impact on the consolidated financial statements of the Company during the fiscal year 2006 and thereafter.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) Accounting Changes and Reporting Accounting Changes in Interim Financial Statements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under the provisions of APB Opinion 20, most accounting changes were recognized by including in net income of the period of the change the cumulative effect of changing to the newly adopted accounting principle. SFAS 154 improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, enhances the consistency of financial information between periods. That improved consistency enhances the usefulness of the financial information, especially by facilitating analysis and understanding of comparative accounting data. The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial position and results of operations.

Item 7.	FINANCIAL STATEMENTS

The consolidated financial statements with related notes and Report of Independent Registered Public Accounting Firm are attached hereto as pages F-1 to F-22 and filed as part of this Annual Report.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.	CONTROLS AND PROCEDURES

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that other than for the accounting issue discussed in the following paragraph as of December 31, 2005, our disclosure controls and procedures were effective.

The Company’s management prepared the 2005 financial statements for audit by J.H. Cohn LLP, our independent registered public accounting firm. During the first quarter of the year ending December 31, 2006, in connection with their audit of our 2005 consolidated financial statements, J. H. Cohn LLP notified management that the 2005 financial statements contained a misapplication of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) Business Combinations, to the acquisition of SHS, which the Company completed in November 2005. To correct the misapplication of SFAS 141, we revised the 2005 financial statements to (i) reduce goodwill and stockholders equity by approximately $255,000 relating to contingent consideration which should not have been included in the initial allocation of the purchase price, and, (ii) reallocate a portion of the purchase price we had initially classified as goodwill on our consolidated balance sheets to intangible assets of approximately $204,000. This resulted in an increase of approximately $11,000 to amortization expense on our 2005 consolidated statement of operations to account for the amortization of the intangible assets. Additionally, in connection with the audit of our 2005 financial statements, management and J. H. Cohn LLP noted errors in certain disclosures in the footnotes to the financial statements. We believe these financial reporting deficiencies amount to a material weakness in our internal controls over financial reporting. The financial statements included in this Form 10-KSB reflect the appropriate application of SFAS 141 and disclosures in the revised footnotes.

In response to the matters identified, we have taken steps beginning with the first quarter of 2006 to strengthen our financial reporting capabilities. Specifically, we have expanded, and will continue to expand, our financial disclosure and reporting knowledge through continuing education courses so as to minimize our financial reporting deficiencies in the future.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company, including its principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company can be detected.

Item 8B.	OTHER INFORMATION

None

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)           Identification of Directors.  The information under the caption “Proposal 1 - Election of Directors,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006, is incorporated herein by reference.

(b)           Identification of Executive Officers.  The information under the headings “Executive Officers and Key Employees,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006, is incorporated herein by reference.

(c)           Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006, is incorporated herein by reference.

Item 10.	EXECUTIVE COMPENSATION

The information under the headings “Executive Compensation and Other Information,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006, is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions,” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006, is incorporated herein by reference.

Item 13.	EXHIBITS

NUMBER EXHIBIT	DESCRIPTION

3.1(1)	Second Restated Certificate of Incorporation
3.2(3)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3(9)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.4(2)	Restated Bylaws.
3.5(4)	Certificate of Designations of Series A Convertible Preferred Stock
4.1(2)	Form of certificate for common stock.
4.2*	Form of Warrant February 2004 Financing
4.3(6)	Form of Warrant May 2004 Financing
4.4(6)	Form of Selling Agent’s Warrant May 2004 Financing
4.5(7)	Form of Warrant 2005 Financing
4.6(7)	Form of Selling Agent’s Warrant 2005 Financing
4.7*	Form of Warrant February 2006 Financing
4.8*	Form of Selling Agent’s Warrant 2006 Financing
10.1(2)	1995 Stock Option Plan
10.2(2)	1997 Stock Option/Stock Issuance Plan, as amended
10.3(2)	1997 Stock Option/Stock Issuance Plan Form of Notice of Grant
10.4 (2)	1997 Stock Option/Stock Issuance Plan Form of Stock Option Agreement
10.5(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement
10.6(2)	1997 Employee Stock Purchase Plan
10.7(10)	Amendment to 1997 Employee Stock Purchase Plan
10.8(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.9(10)	Amendment to 1997 Stock Option/Stock Issuance Plan
10.10(2)	1997 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement
10.11*	Form of Indemnification Agreement between us and each of our officers/directors.
10.12(5)	Asset Purchase Agreement with Viking Systems, Inc. dated as of December 22, 2003

10.13(8)	Merger Agreement, dated as of October 7, 2005, by and among iVOW. Inc., iSGS Merger Sub, Inc. and Sound Health Solutions, Inc.
10.14*	Office Lease, dated April 28, 2003, between Overlake Office Building LLC and Sound Health Solutions, Inc., as amended on May 19, 2005
10.15*	Lease, dated March 31, 2004, between MSI 83 King L.L.C. and Sound Health Solutions, Inc., as amended on July 13, 2004
10.16*	Sublease Agreement, dated January 12, 2006, between us and Insurance Company of the West
10.17(7)	Form of Subscription Agreement 2005 Financing
10.18*	Form of Subscription Agreement February 2006 Financing
10.19(9)**	Bariatric Administrative Services Agreement, dated April 20, 2005, with Lenox Hill Hospital and Manhattan Minimally Invasive & Bariatric Surgery, P.C.
23.1*	Consent of J. H. Cohn LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to our Form 10-K/A, filed on September 10, 1998.

(2)           Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 2, 1997.

(3)           Incorporated by reference to our Form 10-Q, filed November 14, 2001.

(4)           Incorporated by reference to our Form 10-K, filed March 31, 2003.

(5)           Incorporated by reference to our Form 10-K, filed March 30, 2004.

(6)           Incorporated by reference to our Form 8-K, filed May 26, 2004.

(7)           Incorporated by reference to our Form 10-QSB filed on August 15, 2005, as amended.

(8)           Incorporated by reference to our Form 8-K, filed October 7, 2005.

(9)           Incorporated by reference to our Form 10-QSB filed on May 16, 2005.

(10)         Incorporated by reference to our Definitive Proxy Statement filed on June 27, 2005.

*          Filed herewith.

**       Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the “Mark”). This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to our application requesting confidential treatment under Rule 406 under the Securities Act.

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2006 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Commission prior to the time they are distributed to the Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iVOW, INC.

Date: March 31, 2006	By:	/s/ Michael H. Owens
Michael H. Owens
Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints Michael H. Owens or Richard M. Gomberg, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Owens	Chief Executive Officer and Director	March 31, 2006
(Michael H. Owens, M.D.)	(Principal Executive Officer)

/s/ Richard M.Gomberg	Vice President of Finance and	March 31, 2006
(Richard M. Gomberg)	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ George B. DeHuff	Director	March 31, 2006
(George B. DeHuff)

/s/ John R. Lyon	Director and Chairman of the Board	March 31, 2006
(John R. Lyon)

/s/ James Durham	Director	March 31, 2006
(James Durham)

/s/ William Nydam	Director	March 31, 2006
(William Nydam)

/s/ Scott Pancoast	Director	March 31, 2006
(Scott Pancoast)

/s/ Fred Toney	Director	March 31, 2006
(Fred Toney)

iVOW, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

iVOW, Inc.

We have audited the accompanying consolidated balance sheets of iVOW, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVOW, Inc. and Subsidiary as of December 31, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative net cash flows from operating activities from its inception.  As of December 31, 2005, the Company had an accumulated deficit.  Management believes that the Company will require additional financing to fund its operations through at least December 31, 2006, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements referred to above do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ J. H. Cohn LLP
San Diego, California
March 20, 2006

iVOW, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,969,561	$851,315
Restricted cash	—	358,444
Accounts receivable	176,291	159,115
Due from Viking Systems, Inc.	188,797	—
Inventories	62,094	43,493
Prepaid insurance	197,551	160,170
Other current assets	51,812	121,210
Total current assets	2,646,106	1,693,747
Property and equipment, net	31,743	252,880
Investment in marketable equity securities of Viking Systems, Inc, available for sale	1,306,660	661,600
Other assets	—	31,414
Goodwill	—	915,116
Intangible assets, net	—	193,051
Total assets	$3,984,509	$3,747,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,083	$216,951
Current portion of capital lease obligations	16,969	5,803
Short-term bank borrowings	—	316,621
Short-term notes	128,219	103,845
Accrued compensation	200,596	254,522
Deferred revenue	31,250	177,325
Current portion of deferred rent	—	26,497
Accrued liabilities	85,896	114,532
Total current liabilities	751,013	1,216,096
Other note payable	—	22,071
Long-term portion of deferred rent	—	30,321
Long-term portion of capital lease obligations	10,516	—
Total liabilities	761,529	1,268,488

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000 issued and outstanding shares - 915,000 in 2004 and 0 in 2005	1,108,592	—
Common stock, $.01 par value:
Authorized shares – 35,000,000 in 2004 and 70,000,000 in 2005 issued and outstanding shares - 1,094,626 in 2004 and 2,303,469 in 2005	10,946	23,035
Additional paid-in capital	72,801,367	76,241,906
Accumulated other comprehensive income	1,273,580	628,520
Deferred compensation	(7,896)	—
Accumulated deficit	(71,963,609)	(74,414,141)
Total stockholders’ equity	3,222,980	2,479,320
Total liabilities and stockholders’ equity	$3,984,509	$3,747,808

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2004	2005
Revenues	$1,650,735	$1,287,848
Cost and expenses:
Cost of revenues	1,193,417	1,229,124
Product development	405,612	121,205
Sales and marketing	1,196,883	913,104
General and administrative	1,797,985	1,986,173
Total costs and expenses	4,593,897	4,249,606

Loss from operations	(2,943,162)	(2,961,758)
Other income (expense), net	(28,035)	39,241
Loss from continuing operations	(2,971,197)	(2,922,517)
Gain (loss) from discontinued operations	(632,516)	232,644
Net loss	(3,603,713)	(2,689,873)
Accretion of dividends on preferred stock	(135,922)	(67,170)
Reversal of dividends previously accreted		306,511
Deemed dividend on redemption of preferred stock	(131,985)

Net loss applicable to common stockholders	$(3,871,620)	$(2,450,532)

Income (loss) per common share basic and diluted:
Continuing operations	$(3.71)	$(1.71)
Discontinued operations	(0.73)	0.15
Net loss per common share applicable to common stockholders	$(4.44)	$(1.56)

Shares used in computing basic and diluted loss per common share	872,570	1,570,882

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2004	2005

Net loss	$(3,603,713)	$(2,689,873)

Unrealized gain (loss) on available-for-sale securities	1,273,580	(645,060)

Total comprehensive loss	$(2,330,133)	$(3,334,933)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

						Accumulated
					Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Deferred	Accumulated
	Shares	Amount	Shares	Amount	capital	income	compensation	deficit	Total
Balance at December 31, 2003	1,000,000	$1,068,686	500,792	$5,008	$68,156,315		$(29,856)	$(68,091,989)	$1,108,164

Exercise of stock options for cash			3,733	37	30,129				30,166
Issuance of stock under employee stock purchase plan			747	7	10,316				10,323
Unrealized gain on available for sale securities						$1,273,580			1,273,580
Amortization of deferred compensation							21,960		21,960
Issuance of stock and warrants through private placements			589,354	5,894	4,604,607				4,610,501
Redemption of preferred stock	(85,000)	(96,016)							(96,016)
Accretion of preferred stock dividends		135,922						(135,922)	—
Deemed dividend on redemption of preferred stock								(131,985)	(131,985)
Net loss								(3,603,713)	(3,603,713)

Balance at December 31, 2004	915,000	1,108,592	1,094,626	10,946	72,801,367	1,273,580	(7,896)	(71,963,609)	3,222,980

Accretion of preferred stock dividends		67,170						(67,170)	—
Reversal of dividends on preferred stock previously accreted		(306,511)						306,511	—
Preferred stock exchanged for common stock	(915,000)	(743,077)	186,107	1,862	741,215				—
Preferred stock redeemed for cash		(126,174)							(126,174)
Exercise of warrants for cash			1,340	14	12,687				12,701
Issuance of stock for purchase of Sound Health Solutions, Inc.			184,477	1,845	426,142				427,987
Issuance of stock under employee stock purchase plan			3,652	36	15,591				15,627
Unrealized loss on available for sale securities						(645,060)			(645,060)
Amortization of deferred compensation							7,896		7,896
Issuance of stock and warrants through private placements			833,328	8,333	2,232,497				2,240,830
Cash paid for fractional shares in connection with reverse split			(61)	(1)	(191)				(192)
Stock-based compensation					12,598				12,598
Net loss								(2,689,873)	(2,689,873)

Balance at December 31, 2005	—	—	2,303,469	$23,035	$76,241,906	$628,520	$—	$(74,414,141)	$2,479,320

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2005
OPERATING ACTIVITIES
Net loss	$(3,603,713)	$(2,689,873)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,236	55,084
Bad debt expense	—	13,000
Amortization of deferred compensation	21,960	7,896
Stock-based compensation		12,598
Changes in operating assets and liabilities:
Accounts receivable	109,861	78,944
Inventories	(16,819)	8,601
Prepaid insurance	(98,728)	37,381
Other current assets	(42,313)	(57,899)
Accounts payable	146,452	(93,269)
Accrued compensation	7,849	53,926
Deferred revenue	(411,250)	(14,695)
Other liabilities	(29,532)	(931)
Effect of discontinued operations on operating activities	379,073	—
Net cash used in operating activities	(3,491,924)	(2,589,237)

INVESTING ACTIVITIES
Maturities of short-term investments	187,209	—
Purchases of property and equipment	(42,956)	(24,364)
Payments for acquistion	—	(747,032)
Restricted cash	—	(358,444)
Proceeds from the sale of business	496,736	188,797
Net cash provided by (used in) investing activities	640,989	(941,043)

FINANCING ACTIVITIES
Issuance of common stock and warrants, net	4,650,990	2,268,970
Redemption of Series A preferred stock	(200,000)	(126,174)
Proceeds from short-term bank borrowings	—	316,621
Issuance of short-term notes	202,406	223,779
Payment on short-term notes	(74,187)	(249,480)
Short-term bank borrowings (repayments)	(200,000)	—
Payments on capital leases	(7,656)	(21,682)
Net cash provided by financing activities	4,371,553	2,412,034

Net increase (decrease) in cash and cash equivalents	1,520,618	(1,118,246)
Cash and cash equivalents at beginning of year	448,943	1,969,561
Cash and cash equivalents at end of year	$1,969,561	$851,315

Non-cash transactions:
Net accretion (reversal) of cumulative dividends on preferred stock	$135,922	$(239,341)
Common shares of Viking Systems, Inc. received for the sale of the Visualization Technology business	$61,080	—
Common shares of Viking Systems, Inc. distributed to preferred stockholders	$(28,000)	—
Common shares issued for acquistion	—	$427,987
Preferred shares exchanged for common shares	—	$743,077
Supplementary cash flow information:
Interest paid	$7,103	$11,770

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iVOW, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

iVOW, Inc., is incorporated under the laws of the State of Delaware.  Collectively, with its subsidiary Sound Health Solutions, Inc., the terms “we,” “us,” “our,” and the “Company” refer to iVOW, Inc. as a combined entity, except where noted or where the context makes clear the reference is only to iVOW, Inc. or Sound Health Solutions, Inc.

The Company was founded in 1993 primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures. It was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed a suite of consulting products and services for the initiation, operation and management of obesity surgery programs. Starting in early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery Management Services business unit, located in Carlsbad, California, functioned as individual business units.  In April 2004, we sold the Visualization Technology business to concentrate on the obesity surgery services market.  We changed our name to iVOW, Inc. in February 2005, after merging our wholly owned subsidiary, VOW Solution, Inc., to align our corporate name with the brand name of our chronic and morbid obesity disease management business, which is now our exclusive focus.  In November 2005, we acquired Sound Health Solutions, Inc. (“SHS”), a Seattle-based healthcare provider specializing in the multidisciplinary medical treatment of obesity, as a wholly-owned subsidiary (see Note 16).

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

SHS has pioneered the development of multidisciplinary medically anchored weight loss programs since 1998.  We anticipate that the addition of SHS to iVOW will significantly improve and expand our business model. Prior to our acquisition of SHS, our business model focused principally upon working with hospitals and surgeons to provide consultations on a fee-for-service basis or to operate their bariatric surgical programs for a management fee, while the hospitals and surgeons held the contracts with insurance providers and other third-party payors and employers.  Under that model, even if the volume of patients increased, our revenue did not.  In contrast, SHS, through its “owner-operator” model, contracts directly with employers, payors and unions to facilitate weight loss programs on a direct per patient basis, thus generating incremental revenue as patient volume increases.  While we intend to focus on capitalizing upon SHS’s owner-operator model, we also will continue to pursue strategic outsourced management opportunities.  We now have two platforms on which to grow our business: the employer/payor medically anchored platform and the hospital/provider surgically anchored platform.

Our goal is to become the leading disease management and consulting company focused on chronic and morbid obesity. Our initial focus was on the severely obese patient with gastric bypass surgery as the solution. We have expanded our focus to include the chronically obese through our SHS multidisciplinary medically anchored weight management platform. It is these singular and combined platforms upon which we hope to expand service to new obesity therapies as they are developed.  We are currently aggressively integrating our SHS bariatric medical model into our iVOW surgical protocols to fulfill the pre-operative weight management requisites of employers and payors, the long-term care of post-surgical patients and the treatment of obese patients who either are not qualified for surgery or prefer a non-surgical alternative treatment modality.

We incurred net losses and negative net cash flows from operating activities in  2004 and 2005, and at December 31, 2005, had an accumulated deficit of $74.4 million.  At December 31, 2005, we had cash and cash equivalents of $851,000.  We believe that our cash and cash equivalents, plus monies received in a financing completed in February 2006 (see Note 17) together with anticipated 2006 product revenues and interest income, may not be sufficient to meet our anticipated capital requirements through at least December 31, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including raising additional funding, but cannot assure that we will be successful.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products.  In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

In February 2005, our subsidiary, VOW Solutions, Inc. (“VOW”), was merged with Vista Medical Technologies, Inc., as part of the name change to iVOW, Inc (“iVOW”).  In November 2005, iVOW acquired SHS, as a wholly-owned subsidiary.  The consolidated financial statements include the accounts of our wholly-owned subsidiaries, VOW prior to the merger and SHS.  Significant intercompany accounts and transactions have been eliminated.

REVERSE STOCK SPLIT

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that was not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the reverse split of all common stock issued and outstanding (the “Reverse Split”) at a rate of 1:10. As a result of the Reverse Split, all share and per share information in the accompanying consolidated financial statements and these notes has been retroactively adjusted.

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

REVENUE RECOGNITION

Revenue generated from our disease state management of morbid obesity business is recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured.   Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured.  Revenues from SHS’s medically supervised weight reduction programs are recognized based on a straight-line amortization over the life of the service contract provided that there are no uncertainties regarding customer acceptance, the sale price is fixed or determinable and collectability is reasonably assured.  Any payments received in advance of completion of the service are recorded as deferred revenue.  Sales returns are estimated based on our historical experience and management’s expectations and are recorded at the time product revenue is recognized.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and certificates of deposit. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. We evaluate the financial strength of institutions at which significant investments are made and believe the related credit risk is limited to an acceptable level.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, capital leases, short-term bank borrowings and short term notes, approximate their fair values at December 31, 2004 and 2005, due to the short-term nature of these financial instruments.

MARKETABLE SECURITIES

We have classified marketable securities as available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  In accordance with SFAS 115, marketable securities are recorded at fair value and any unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized.  The fair value of our marketable securities at December 31, 2005 is based on quoted market prices.  For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

ACCOUNTS RECEIVABLE

In the normal course of business, we extend unsecured credit to hospitals, corporations and individuals located throughout the United States. The Company routinely assesses the financial strength of its customers and believes that its trade accounts receivable credit risk exposure is limited.  The Company periodically reviews its receivables and records an allowance as an estimate of uncollectibles.  All trade receivables are shown net of an allowance for uncollectibles.  Amounts considered to be uncollectible are based on the type and age of the related receivable.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include finished goods inventory at December 31, 2004 and 2005.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from two to five years.  Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

GOODWILL

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  Goodwill represents the excess of cost over the fair value of net assets of an acquired business.  Under SFAS 142, goodwill is deemed to have an indefinite life and is not subject to amortization over an estimated finite useful life but is tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

The first step of the impairment test is used to identify potential impairment by comparing the carrying amount of the reporting unit to its fair value.  If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required.   If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill.  When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The Company completed its annual goodwill impairment test for 2005 during the fourth quarter and determined there was no impairment of existing goodwill.

INTANGIBLE ASSETS

As of December 31, 2005, intangible assets consist of the value of customer contracts in the amount of $204,407 which are amortized over a three year life.  Accumulated amortization was $11,356. Amortization expense is expected to be $68,136, $68,136 and $56,779 in the years ending December 31, 2006, 2007 and 2008, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our long-lived assets with definite lives, such as property and equipment and customer contracts, for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets.  We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

DEFERRED RENT

The leases for SHS’s facilities include scheduled rent increases over their terms and included free rental periods.  The total amount of the rent payments for these operating leases is being charged to offset rent expense on a straight-line basis over the terms of the respective leases.  The Company recorded deferred rent to reflect the excess of rent expense and the value of tenant improvements over cash payments since the inception of the leases.  Deferred rent expense is being amortized on a straight-line basis over the terms of the respective lease.

INCOME TAXES

We and our wholly-owned subsidiaries file a consolidated federal income tax return.  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes.  Deferred income taxes are recognized for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss.  For the years ended December 31, 2004 and 2005, comprehensive income (loss) other than our net loss, was comprised of an unrealized gain (loss) on available for sale securities.

LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net loss per share incorporates the dilutive effect of potential dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities.  Potentially dilutive shares of common stock have been excluded from the calculation of the weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented.  For the purpose of determining basic and diluted net loss per share, dividends accreted on preferred stock and the deemed dividend with respect to the preferred stock redemption (see Note 12) have been deducted from loss from continuing operations and net loss to arrive at net loss applicable to common stockholders.  For the year ended December 31, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 575,086 shares, comprised of warrants to purchase 376,495 shares, 91,500 shares issuable on conversion of preferred shares and options to purchase up to 107,091 shares of common stock.  For the year ended December 31, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares were 1,702,044 shares, comprised of 109,801 holdback shares (see Note 16), warrants to purchase 1,417,762 and options to purchase up to 174,481 shares of common stock.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, establishes a fair value based approach for valuing stock options.  We follow the disclosure-only alternative afforded by SFAS 123 for employee stock options.  However, we account for stock-based compensation to non-employees using the fair value method prescribed by SFAS 123.

We apply the principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option compensation plans. Under APB 25, compensation expense is measured using the intrinsic value method as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant which is deferred and amortized over the vesting period.  We have historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense has been recognized for our employee stock-based compensation plans.

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS 123 and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the years ended December 31, 2004 and 2005 would have been adjusted to the pro forma amounts indicated below:

	For the years ended Dec. 31,
	2004	2005
	In thousands except per share amounts
Net loss applicable to common stockholders:
As reported	$(3,872)	$(2,451)
Pro forma compensation expense using fair value method	(296)	(314)
Pro forma net loss	$(4,168)	$(2,765)

Basic and diluted net loss per share:
As reported	$(4.44)	$(1.56)
Pro forma	$(4.78)	$(1.76)

The fair value of each option granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2005
Dividend Yield	None	None
Volatility	126%	115% - 126%
Risk-free interest rate	1.94-3.32%	3.16-4.45%
Expected life (years)	3	1-4

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

Options issued to non-employees for services are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services. Such securities are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period.  As a result of stock options issued to non-employees, we recognized $21,960 and $20,494 in non-employee compensation for the years ended December 31, 2004 and 2005, respectively.  We derived the fair value using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2005
Dividend Yield	None	None
Volatility	126%	112%
Risk-free interest rate	2.8%	4.33%
Expected life (years)	3	1-4

ADVERTISING COSTS

Advertising costs are expensed as they are incurred.  Total advertising expenses for  2004 and 2005 were $23,708 and $9,483, respectively.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R) (“SFAS 123(R)”), Accounting for Stock-Based Compensation.   SFAS 123(R) establishes revised standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to the required adoption of SFAS 123(R), we have been allowed to use the intrinsic value method and required to provide only certain pro forma disclosures of fair value. SFAS 123(R) shall be effective for all of the

Company’s interim and annual reporting periods commencing on January 1, 2006 and is expected to have a material impact on the consolidated financial statements of the Company during the fiscal year 2006 and thereafter.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Reporting Accounting Changes in Interim Financial Statements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under the provisions of APB Opinion 20, most accounting changes were recognized by including in net income of the period of the change the cumulative effect of changing to the newly adopted accounting principle. SFAS 154 improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, enhances the consistency of financial information between periods. That improved consistency enhances the usefulness of the financial information, especially by facilitating analysis and understanding of comparative accounting data.  SFAS 154 is effective for fiscal years beginning after February 15, 2005.  The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial position and results of operations.

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

Under the Asset Purchase Agreement, we sold all the operating assets and related liabilities of the Visualization Technology business to Viking.  In return, Viking agreed to (a) pay us $159,000 at closing, (b) issue to us 3,054,000 shares of Viking common stock, representing approximately 10% of its common shares outstanding on a fully diluted basis, and (c) remit to us the value of any former Visualization Technology inventory sold by Viking before April 15, 2005.  We also entered into a license agreement with Viking that will pay us royalties over the five year period that began April 15, 2004 based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five year period as follows: first year $150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalties of $4,500,000 over the five year period.  We will maintain ownership rights of all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking.

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
$1,644,798

Under accounting principles generally accepted in the United States of America, the transaction is principally the exchange of non-monetary assets between Viking and us.  As a result, the carrying value of the net assets sold of $746,614 was considered to be equal to the value of the net assets received and a gain was not recognized at the time of the transaction.  The Viking consideration, exclusive of cash, was considered non-monetary because Viking was a relatively new company that had not raised substantial funds and may have been unable to raise sufficient funds to sustain its operations or fund its growth plan.  All proceeds received, including payments derived by the sale of inventory, from Viking were initially credited against the Due from Viking Systems, Inc. account.  During the years ended December 31, 2004 and 2005, we received from Viking $496,736 and $232,644, respectively.  As of December 31, 2004, the balance Due from Viking Systems, Inc. was $188,797.  As of December 31, 2005, the balance Due from Viking Systems, Inc. was repaid in full.

Our financial results for the years ended December 31, 2004 and 2005 have been reclassified to show the results of operations for the Visualization Technology business as a discontinued operation.  The operating results of the discontinued operations were as follows:

2004
Revenues	$1,227,672
Cost and Expenses
Cost of sales	1,035,667
Research and development	330,014
Sales and marketing	78,678
General and administrative	415,829
Total cost and expenses	1,860,188
Loss from discontinued operations	$(632,516)

For 2005, the gain from discontinued operations of $232,644 was comprised of royalty payments under the license agreement of $225,000 and miscellaneous revenue of $7,644.

We have a severance agreement with a former employee who became an employee of Viking upon the sale of the Visualization Technology business.  Under the agreement, we may be required to pay the employee one year’s compensation (approximately $200,000) if the employee is terminated under certain circumstances within 18 months following the sale of the business or prior to October 2005.  We are not aware of the employee being terminated as of December 31, 2005 and, accordingly, no provision for such payment has been included in the results of discontinued operations.

3.  CASH AND CASH EQUIVALENTS

As of December 31, 2004 and 2005, the Company’s cash and cash equivalents consisted of:

	2004	2005
Cash	$89,916	$106,751
Money market funds	1,879,645	744,564

	$1,969,561	$851,315

4.  RESTRICTED CASH

The Company pledged a $356,000 certificate of deposit together with all accrued interest as collateral for a note at a bank (see Note 9).  The certificate of deposit matures in October 2006 in conjunction with the note.  Accordingly, the balance has been excluded from cash and cash equivalents.

5.  OTHER CURRENT ASSETS

As of December 31, 2004 and 2005, other current assets consisted of the following:

	2004	2005
Interest receivable	$3,365	$11,941
Prepaid expenses	22,304	70,932
Client reimbursable expenses	11,400	25,853
Other	14,743	12,484
Totals	$51,812	$121,210

6.  INVESTMENT IN EQUITY SECURITIES OF VIKING SYSTEMS, INC.

As part of the sale of our Visualization Technology business in April 2004, we were issued 3,054,000 shares of Viking common stock (see Note 2) valued at $0.02 per share or $61,080, which reflected the fair value of the shares at the time the shares were acquired.  In June 2004, 1,400,000 of these shares valued at $0.02 per share, or $28,000, were used to obtain certain rights from our Series A holders (see Note 12) with the remaining 1,654,000 shares valued at $33,080.   In October 2004, the Viking common shares began trading on the Over The Counter Bulletin Board and, accordingly, the carrying value of the available for sale marketable equity securities has been adjusted to fair value and the unrealized gain has been offset against stockholders’ equity at December 31, 2004 and  2005 and the changes in the unrealized gain have been included in other comprehensive loss.  There is a significant risk of adjustment to the carrying value due to possible market fluctuations in their stock price.

The cost and fair value of the equity securities at December 31, 2004 and 2005 are as follows:

		2004		2005
Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value
Viking Systems, Inc	$33,080	$1,273,580	$1,306,660	$628,520	$661,600

7.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following items:

	2004	2005
Leasehold improvements	$—	$116,759
Computer hardware and software	124,731	167,600
Gym equipment	—	61,663
Office equipment, furniture, fixtures and other	—	43,574
	124,731	389,596
Less: accumulated depreciation and amortization	92,988	136,716
Totals	$31,743	$252,880

8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2004	2005
Audit fees	$31,473	$47,997
Consulting fee	30,000	30,000
Public company expenses	—	17,367
Other	24,423	19,168
Totals	$85,896	$114,532

9.  SHORT-TERM BANK BORROWINGS

The Company has a note with a bank to borrow up to $350,000 which matures in October 2006.  The note is secured by a certificate of deposit (see Note 4).  Interest is paid monthly at  6.25%.  At December 31, 2005,  the principal balance outstanding is $316,321.

10.  COMMITMENTS

At December 31, 2005, we are obligated under operating leases, principally related to real estate. One lease has an option to extend for a five year period.  Additionally, we are obligated under capital leases related to computer hardware.  The following is a schedule of future minimum payments, excluding taxes and other operating costs, as of December 31, 2005:

Year ending December 31,	Operating Leases	Capital Leases
2006	$263,480	$11,145
2007	263,739
2008	261,003
2009	57,626
	$845,848	11,145
Less - amounts representing interest		(5,342)
Principal of capital lease obligations		5,803
Less - current portion of capital lease obligations		(5,803)
Long term portion of capital lease obligations		$—

At December 31, 2004 and 2005, we had equipment under capital leases with costs of $44,505 and accumulated depreciation of $35,233 and $44,505, respectively.

Rent expense related to continuing operations was $149,813 and $174,794 for the years ended December 31, 2004 and 2005, respectively.

Subsequent to year-end we entered a new operating lease for real estate (see Note 17).

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  There are no material legal proceedings pending against us.

11.  SAVINGS PLANS

We maintain a 401(k) plan for U.S. employees, which includes retirement income features consisting of employee tax deferred contributions. Contributions under all plans are invested in professionally managed portfolios.  Our contributions are discretionary.  We made no contributions in 2004 and 2005.

12. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

In March 2003, we authorized and issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Shares”), which were created pursuant to the terms of a Certificate of Designations, for an aggregate of $950,000 in cash.  Series A Shares were convertible into an equal number of common shares subject to certain adjustments.  The holders of Series A Shares were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any cash dividend on the common stock, which were accreted at the rate of $0.1425 per share per annum.  The holders of the outstanding Series A Shares had the right to one vote for each share of common stock into which such Series A Shares could then be converted, and with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock.  In connection with this financing, the purchasers of Series A Shares were granted several significant rights senior to the rights of holders of our common stock. Among other rights, in the event of a liquidation, dissolution or winding up of our Company (including consolidations, mergers or other sales), holders of Series A Shares were entitled to receive $3.80 per share, in preference to any distribution to the holders of common stock.  Also, pursuant to the Certificate of Designations, we had to obtain the consent of the holders of at least two-thirds of the outstanding Series A Shares in order to undertake certain actions, including significant capital expenditures and the issuance of equity securities.  Additionally, for as long as Series A Shares remained outstanding beyond April 2004, the holders of Series A Shares were entitled to elect the greater of (i) two members of our Board of Directors or (ii) 25% of the total members of our Board of Directors.

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

In January 2005, 88,553 Series A Shares, with a carrying value of $107,669 including accreted dividends, were converted by one holder for 8,855 shares of our common stock.

In connection with the private placement closed on July 26, 2005, we completed an exchange with the holders of the outstanding Series A Shares.  In this transaction, the holders of Series A Shares exchanged their 826,447 shares of Series A Shares for 124,608 Units, 52,644 shares of common stock and $126,174 in cash. Each unit was identical to the units sold in the private placement described below and accordingly, we issued 177,252 shares of common stock and warrants to purchase 124,608 shares of common stock in the exchange. As a result of this exchange, there was $306,511 in previously accreted dividends reversed against net loss available to common stockholders. The value of the consideration paid approximated the fair value of the preferred stock surrendered, including accreted but unpaid dividends and therefore no gain or loss was recorded.  Following this exchange, we have no outstanding Series A Shares.

COMMON STOCK

In February 2004, we sold to a group of accredited investors 43,900 shares of common stock and warrants to purchase up to 21,950 shares of common stock, for a total of $588,260 as part of a unit offering. The warrants are exercisable at a price of $19.70 per share and expire in February 2009.

In February 2004, our former subsidiary VOW Solutions, Inc., adopted the VOW Solutions, Inc. 2004 Stock Option/Stock Issuance Plan (the “VOW Plan”) for the benefit of VOW’s eligible employees, consultants, and directors. The VOW Plan initially reserved 15,000 shares of common stock of VOW for issuance.  During 2004, options to purchase up to an aggregate of 11,250 shares of common stock had been issued to officers and one director under the VOW Plan, none of which had been exercised.  In December 2004, the VOW options were exchanged for Vista Medical Technologies, Inc. options at identical terms.  VOW had 100,000 shares of common stock outstanding as of December 31, 2004.  In February 2005, VOW Solutions, Inc. was merged with the parent Vista Medical Technologies, Inc.

In May 2004, we sold to a group of accredited investors 545,454 units of our securities for $8.50 per unit, each unit consisting of one share of common stock and one warrant to purchase one-half share of common stock, for aggregate gross proceeds of approximately $4.6 million, or $4.1 million net of expenses.  The 272,727 warrant shares are exercisable at a price of $9.50 per share and expire in May 2009.  As part of the May 2004 unit sale, we issued warrants to the placement agent to purchase up to 81,817 shares of our common stock of which 54,545 of these warrants are exercisable at a price of $10.20 per share and the remaining 27,272 warrants are exercisable at a price of $9.50 per share and expire in May 2009.

In July 2005, we sold to a group of accredited investors 833,328 units of our securities for $3.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, for aggregate gross proceeds of approximately $2.2 million net of expenses.  The warrants are exercisable at a price of $3.00 per share and expire in July 2010.  Under the terms of the private placement, the Company and the holders of the Company’s Series A Shares converted the 826,447 outstanding shares of Series A Shares into 124,608 Units, 52,644 shares of common stock and $126,174 in cash.  As part of the July 2005 unit sale, we issued warrants to the placement agent to purchase up to 83,332 shares of our common stock exercisable at $3.00 per share.

In July 2005, at the annual meeting of the stockholders we received approval to amend our Second Restated Certificate of Incorporation to increase the authorized shares of common stock from 35,000,000 to 70,000,000.

In November 2005 under the terms of a merger agreement with SHS (See Note 16), iVOW paid $125,500 in cash, assumed approximately $317,000 of liabilities of SHS and agreed to issue up to 294,278 shares of its common stock to the SHS shareholders (the “Merger Shares”), of which 184,477 shares with a fair value of $427,987 were issued as of the closing and the remaining 109,801 shares are subject to holdback and subject to release based on the resolutions of the determinations of actual liabilities of SHS and other contingencies set forth in the merger agreement.  iVOW has a repurchase right for up to 71,128 of the Merger Shares to the extent that SHS fails to satisfy certain revenue and net income targets in 2006 and 2007.

COMMON STOCK RESERVED

At December 31, 2005, we have reserved the following shares of common stock for future issuance:

Common stock holdback related to acquisition	109,801
Exercise of outstanding warrants	1,417,762
Exercise of outstanding options	174,481
Options available for grant	194,244
Available for issuance under the 1997 Employee Stock Purchase Plan	16,877
1,913,165

WARRANTS

The Company has outstanding warrants to purchase 376,494 and 1,417,762 shares of common stock as of December 31, 2004 and 2005, respectively.  The warrants expire through February 2011.  A summary of outstanding warrants to purchase common stock at December 31, 2005 is as follows:

Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Months)

$3.00	1,041,268	54.78
$9.50 - $10.20	354,544	41.44
$19.70	21,950	37.30
	1,417,762

1997 STOCK OPTION PLAN/ STOCK ISSUANCE PLAN

In February 1997, we adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”). The 1997 Plan incorporates the outstanding options under the 1995 Stock Option Plan (the “1995 Plan”) and no further options will be granted under the 1995 Plan.  In July 2005, at the annual meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Plan from 259,250 to 400,000 and to extend the life of the plan an additional ten years.  At December 31, 2005, we had 194,244 options available for grant.  Options granted by us generally vest over three to five years and are exercisable from the date of grant for a period of ten years.

The following tables summarizes stock option activity under all option plans:

	Number of Shares	Exercise Price per Share			Weighted Average Exercise Price per Share
Balance at December 31, 2003	80,629	$8.00	-	$575.00	$35.60
Granted	65,220	$10.00	-	$23.00	$13.78
Exercised	(3,733)	$8.00	-	$8.90	$8.10
Canceled	(32,804)	$8.00	-	$395.00	$28.75

Balance at December 31, 2004	109,312	$8.00	-	$575.00	$23.46
Granted	102,516	$2.32	-	$10.30	$5.93
Exercised					$
Canceled	(37,347)	$8.00	-	$455.00	$28.90

Balance at December 31, 2005	174,481	$2.32	-	$575.00	$11.86

			OUTSTANDING STOCK OPTIONS			EXERCISABLE STOCK OPTIONS
RANGE OF EXERCISE PRICE			SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (MONTHS)	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE

$2.32	-	$4.60	68,867	116	$3.97	0	$0
$8.00	-	$10.30	41,070	92	$9.62	16,584	$9.25
$11.80	-	$14.70	33,750	100	$12.60	19,506	$12.75
$15.50	-	$24.00	18,574	95	$17.64	12,828	$17.70
$25.00	-	$46.24	9,908	63	$36.65	9,794	$36.64
$50.00	-	$575.00	2,312	45	$123.55	2,312	$123.55
			174,481	101	$11.86	61,024	$20.87

The weighted average remaining life of the options outstanding at December 31, 2004 and 2005 was 99 and 101 months, respectively.

1997 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, we adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which permits eligible employees of ours to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions.  Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals.  In July 2005, at the annual meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 15,000 to 30,000 and to extend the term of the plan an additional ten years.  There were 747 and 3,652 shares issued under the Purchase Plan in 2004 and 2005, respectively.  There were 16,877 shares available for issuance at December 31, 2005.

13.  INCOME TAXES

Significant components of our deferred tax assets as of December 31, 2004 and 2005 are shown below.  A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$21,460,000	$23,426,000
Research and development credits	2,407,000	2,385,000
Capitalized research and development	571,000	236,000
Depreciation	19,000	304,000
Inventory reserve	562,000	—
Other	30,000	117,000
Total deferred tax assets	25,049,000	26,468,000
Deferred tax liabilities:
Investment in equity securities	(558,000)	(276,000)
Goodwill and intangibles	—	(379,000)
Total deferred tax liabilities	(558,000)	(655,000)

Net deferred tax assets	24,491,000	25,813,000
Valuation allowance for deferred tax assets	(24,491,000)	(25,813,000)

Net deferred tax assets	$—	$—

The following reconciles the expected tax provision obtained by applying statutory rates to pretax income from continuing operations with the actual tax provision:

	December 31,
	2004	2005
Expected tax at federal statutory rates	$(1,010,000)	$(1,023,000)
Change in valuation allowance	1,167,000	1,322,000
Other	(157,000)	(299,000)
Tax provision	$—	$—

At December 31, 2005, we have federal and state tax net operating loss carryforwards of approximately $63,538,000 and $13,432,000, respectively. The federal tax loss carryforwards will begin to expire in 2010.  Approximately $753,000 of the state tax loss carryforwards expired in 2005 and will continue to expire in future periods unless previously utilized. At December 31, 2005, we also have federal and state research tax credit carryforwards of approximately $2,264,000 and $121,000, respectively, which will begin to expire in 2010 unless previously utilized.  We have retained the federal and state tax loss carryforwards and other tax attributes of the Visualization Technology business.

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

14. RELATED PARTY TRANSACTIONS

We had a sublease agreement for our California office space.  The sublease agreement has been executed with another company, of which our former Chairman of the Board is also a Director.  Total rental payments of $118,000 and  $132,000 were paid to this company in 2004 and 2005, respectively.

15. CONCENTRATIONS

CASH

The Company maintains its cash deposits with banks. At times, such deposits may exceed Federally insured limits. At December 31, 2005, the Company had cash deposits that exceeded applicable insured limits by $126,317.  As of December 31, 2005, the Company also had a money market account of $745,000 that is not insured.  The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

CUSTOMERS

In 2005, the Company had three major customers.  Sales to these customers totaled approximately $647,000 or 50% of revenue.  At December 31, 2005, accounts receivable from these customers amounted to approximately $64,000 or 40% of total accounts receivable.

In 2004, the Company had two major customers.  Sales to these customers totaled approximately $680,000 or 41% of  revenue.  At December 31, 2004, accounts receivable from these customers amounted to approximately $63,000 or 36% of total accounts receivable.

SUPPLIERS

During 2004 and 2005, the Company had one major vendor, purchases from which totaled approximately $83,700 and $104,600, respectively.  There were no accounts payable to this vendor at December 31, 2004 and 2005.

16. ACQUISITION

On November 1, 2005, the Company purchased the business and substantially all assets of SHS and, accordingly, the results of operations of SHS have been included in the accompanying consolidated financial statements from that date.  Under the terms of the merger Agreement, iVOW paid the SHS stockholders $125,500 in cash, assumed $317,000 of liabilities of SHS and agreed to issue up to 294,278 shares of common stock (the “Merger Shares”) to the SHS stockholders, of which 184,477 shares with a fair value of $427,987 (based on the closing price of the Company’s stock on November 1, 2005) were issued as of the closing and the remaining 109,801 shares are effectively being held in escrow (the “Holdback Shares”) and are subject to release based on the resolution of the determination of the actual liabilities of SHS and other contingencies set forth in the Merger Agreement.  iVOW has a repurchase right for up to 71,128 of the Merger Shares to the extent that SHS fails to achieve certain revenue and net income targets in 2006 and 2007.  SHS offers a platform from which to integrate clinical, medical and surgical weight loss programs into a seamless disease management strategy for obesity.  The Company anticipates that expansion of the SHS model will generate market opportunities for the iVOW Surgical Centers and, depending on how the market opportunity evolves, other affiliated bariatric centers.

The total purchase price for the acquisition of SHS initially recorded by the Company was approximately $1,184,000, which was comprised of the cash paid, the liabilities assumed, the fair value of the 184,477 shares issued at the closing and other acquisition costs (such as legal and finders fees) totaling $314,064.  The fair value of the Holdback Shares has not been included in the purchase price recorded as of December 31, 2005 and will not be recorded until the contingencies are resolved.

The acquisition of SHS has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition.

The total initial purchase price for the acquisition of SHS of $1,184,000 was allocated as follows:

(in thousands)
Cash and cash equivalents	$9
Accounts receivable	76
Property and equipment	241
Goodwill	915
Intangible assets	204
Other assets	31
Accounts payable	(26)
Other note payable	(23)
Accrued liabilities	(26)
Deferred revenue	(161)
Other long-term liabilities	(56)

Total net assets	$1,184

The goodwill represents the expected benefit that the Company will realize by integrating SHS into its product portfolio.  Furthermore, the expected demand for the new products created by the acquisition, such as a new medically managed weight loss and surgical center, is also reflected in the goodwill amount.

Assuming the acquisition had taken place on the first day of the years ended December 31, 2004 and 2005, unaudited revenue would have been approximately $3,459,000 and $2,542,000, respectively, while unaudited loss from continuing operations would have been $3,664,000 and $3,018,000, respectively.  The unaudited basic loss per common share from continuing operations for the years ended December 31, 2004 and 2005 would have been ($3.47) and ($1.75), respectively.

In connection with the purchase, SHS entered into independent contractor agreements and noncompetition agreements with two physicians, for the provision of medical services to SHS.  The agreements have a term of three years, subject to earlier termination.  Under the contractor agreements, the Company agreed to issue stock options to purchase 10,667 shares of common stock to the physicians.

17. SUBSEQUENT EVENTS

In January 2006, the Company entered into an operating lease for its new headquarters in San Diego, California.  The lease is for three years and provides us with an option to extend the lease for an additional three years.  The future minimum payments excluding taxes and other operating costs are $85,880, $96,263, $99,151 and $8,283 for years 2006 through 2009, respectively.

In February 2006, the Company issued 64,194 shares valued at $148,930 relating to a portion of the holdback shares associated with the SHS acquisition.   Upon issuance of the stock, the value of goodwill was increased by $148,930.

In February 2006, the Company completed a private placement of the Company’s common stock and warrants in which it sold 290,000 Units at a purchase price of $3.18 per unit.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The warrants have an exercise price of $3.18 per share and have a five-year term.  The private placement resulted in gross proceeds of $922,200.

The placement agent received a selling commission equal to 8% of the gross proceeds ($74,008), along with an expense allotment of $25,000. The placement agent also received a warrant to purchase 23,200 units at a purchase price of $0.001 per unit. This warrant has an exercise price of $3.18 per unit and has a five-year term.