Form 10KSB/A
period 2005-12-31
iVOW, Inc.
filed 2006-05-01
CIK 1035181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The issuer’s revenues for the fiscal year ended December 31, 2005 were $1,287,848.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2006 was approximately $11,900,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2006 was 2,657,663.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant’s prior registration statements and Forms 10-Q,10-QSB, 10-KSB and 8-K are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

EXPLANATORY NOTE

Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 (the “Report”) contemplated that the information to be included in Items 9, 10, 11, 12 and 14 of Part III of the Report would be incorporated into the Report by reference to our Proxy Statement to be filed in anticipation of our 2006 annual meeting of stockholders. We do not anticipate filing our Proxy Statement within the time period required for such incorporation by reference to be effective, so we are amending the Report solely for the purpose of providing the information required in Items 9, 10, 11, 12 and 14 of Part III of the Report. In addition, Item 13 of Part III of the Report is being updated hereby solely to reflect the inclusion with this amendment of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

Unless otherwise expressly stated, this amendment to the Report does not reflect events occurring after the filing of the original Report and, other than as described above, does not modify or update in any way disclosures contained in the original Report.

iVOW, Inc.

Form 10-KSB/A (Amendment No. 1) For the Fiscal Year Ended December 31, 2005

PART III

Item 9.                            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

Our Board of Directors is divided into three classes with staggered terms, each class serving three years. George B. DeHuff, James D. Durham and Michael H. Owens, M.D. will continue to serve until the 2006 annual meeting of stockholders, or until their respective successors have been duly elected and qualified. John R. Lyon and William J. Nydam will continue to serve until the 2007 annual meeting of stockholders, or until their respective successors have been duly elected and qualified. Scott R. Pancoast and C. Fred Toney will continue to serve until the 2008 annual meeting of stockholders, or until their respective successors have been duly elected and qualified.

The name, age and position of each member of our Board of Directors and each of our executive officers is set forth below:

Name	Age	Position
George B. DeHuff(2)(3)	52	Director
James D. Durham(1)(2)	59	Director
Richard M. Gomberg	42	Vice President of Finance, Chief Financial Officer and Secretary
John R. Lyon	60	Chairman of the Board
William J. Nydam(1)	56	Director
Michael H. Owens, M.D.	54	President, Chief Executive Officer and Director
Scott R. Pancoast(1)(3)	47	Director
C. Fred Toney	40	Director

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating/Corporate Governance Committee.

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

JAMES D. DURHAM. Mr. Durham has served as a Director of the Company since August 2004. Mr. Durham has over 35 years experience in the creation and management of technology and service companies, primarily in the healthcare industry. He currently serves as Chairman and Chief Executive Officer of Crdentia Corporation, a public company, which he founded in 2002 to provide temporary nurse staffing to hospitals. In 1993, Mr. Durham founded QuadraMed Corporation, a company providing a suite of software products and services, which he took public in 1996. In 1999, Mr. Durham founded ChartOne Corporation to offer secure web-based storage and retrieval capabilities for medical records, which has grown to have more than 1,000 hospital customers. Mr. Durham is a graduate of the University of Florida in industrial engineering, holds an MBA from UCLA and is a Certified Public Accountant licensed in Illinois.

RICHARD M. GOMBERG. Mr. Gomberg has served as the Company Chief Financial Officer and Secretary since February 2006. Prior to joining iVOW, Mr. Gomberg was the Director of Corporate Services for PRACS Institute, Ltd. from June 2004 to September 2005 where he was directly responsible for the transition of its San Diego operations along with its financial reporting and facilities management into its headquarters in North Dakota. Immediately preceding this assignment, he was Vice President and CFO of DermTech International from April 2002 to June 2004 and Vice President and CFO of EPIC Solutions, Inc from 1995 to 2001. From 1991 to 1995, Mr. Gomberg held various financial positions for two San Diego based companies. Prior to that, Mr. Gomberg was an auditor for Deloitte and Touche in Chicago. Mr. Gomberg received his BA in Economics from the University of Illinois and is a California certified public accountant.

JOHN R. LYON. Mr. Lyon has served as a Director of the Company since July 1995. Mr. Lyon is currently an independent consultant in the healthcare industry. From April 2005 to April 2006, Mr. Lyon served as President and Chief

Executive Officer of Leptos Biomedical, Inc., an early stage company developing a neurostimulation therapy for obesity. Mr. Lyon co-founded iVOW in July 1993 and served as President from July 1993 until February 2005 and as Chief Executive Officer from December 1996 until March 2005. Prior to co-founding iVOW, Mr. Lyon served with Cooper Companies, as President of the International Division within Cooper’s Health Care Group from January 1991 through December 1992, and as President of Cooper Surgical, a manufacturer and distributor of minimally invasive surgical products, from January 1992 through January 1993. Mr. Lyon serves on the board of directors of L-Path, Inc. Mr. Lyon holds a B.A. from the University of Durham, United Kingdom.

WILLIAM J. NYDAM. Mr. Nydam has served as a Director of the Company since November 2005. Since March 2003, Mr. Nydam has served as President and Chief Operating Officer of Endocare, Inc., a publicly traded medical device company focused on the design, development, manufacturing and marketing of minimally invasive technologies for tissue and tumor ablation. Prior to joining Endocare, Mr. Nydam was President and Chief Executive Officer of Pulse Metric, Inc., a cardiovascular device company, from September 2001 to December 2002. Mr. Nydam previously served as Senior Vice President for Science Applications International Corporation, an employee-owned research and engineering firm, from September 1999 to August 2001. Prior to that time, Mr. Nydam worked for Premier, Inc., a national alliance of healthcare providers, where he serves as Executive Vice President from April 1996 to August 1999, Chief Operating Officer from May 1992 to March 1996 and Senior Vice President and Chief Financial Officer from January 1986 to April 1992. Mr. Nydam also currently is a board member and the Chairman of the Audit Committee of Crdentia Corp. Mr. Nydam is a member of the American Institute of Certified Public Accountants. He holds an MBA and Bachelor of Science degree in Accounting from the University of California at Berkeley.

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

SCOTT R. PANCOAST. Mr. Pancoast has served as a Director of the Company since March 2003. Mr. Pancoast has served as the President and Chief Executive Officer of Lpath, Inc., a biotechnology company, since March 2005, and as a director of Lpath since 1998. Prior to joining Lpath, from 1994 to 2005 Mr. Pancoast was the Executive Vice President of Western States Investment Corporation (“WSIC”), a private San Diego venture capital fund. From 1986 to 1994 Mr. Pancoast was with National Sanitary Supply Company, where he was a member of the Board of Directors and served in various management positions including Senior Vice President – Operations and Chief Financial Officer. Mr. Pancoast also serves on the board of directors of eleven private companies and one non-profit organization. Mr. Pancoast holds a B.A. in Economics from the University of Virginia and an MBA from Harvard Business School.

C. FRED TONEY. Mr. Toney has served as a Director of the Company since August 2004. Since December 2001, Mr. Toney has served as a managing member of MedCap Management &Research, LLC, the general partner of MedCap Partners L.P. and MedCap Offshore Partners Offshore, Ltd. MedCap Management &Research LLC is an investment advisory firm specializing in healthcare, life sciences and medical technology and devices. From February 2001 to November 2001, Mr. Toney served as President and Chief Executive Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, through the sale of its five primary operating divisions, and from July 1999 to February 2001 as Executive Vice President and Chief Financial Officer. Mr. Toney previously served as senior managing partner, director of research and research analyst at Pacific Growth Equities, Inc., an investment banking and institutional brokerage firm. Mr. Toney previously served as research analyst or associate at Volpe, Welty &Company, an investment banking firm; RCM Capital Management, an investment management firm; Donaldson, Lufkin &Jenrette Securities Corporation, an investment banking and institutional brokerage firm; and Phamavite Pharmaceuticals Corporation, a pharmaceutical manufacturing firm. Mr. Toney also serves on the board of directors of Crdentia Corporation, a provider of temporary nurse staffing to hospitals. Mr. Toney received a Bachelor of Arts degree in economics and English from the University of California at Davis.

Audit Committee

The Audit Committee of the Board of Directors currently consists of Messrs. Pancoast, Nydam and Durham. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements, and that Mr. Nydam qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K. The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants. The Board of Directors has adopted a formal written charter for the Audit Committee.

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

Mr. Gomberg served as Vice President and Chief Financial Officer of EPIC Solutions, Inc., a provider of information management systems to the public safety sector, from 1995 to 2001. EPIC Solutions, Inc. filed a petition for Chapter 11 reorganization under the federal bankruptcy code in June 2001.

Code of Ethics

We have adopted a code of ethics that applies to all officers and employees, including our principal executive officer and principal financial officer. This code of ethics is available on our website at http: //www.ivow.com. We have also adopted a whistleblower policy that is available for review upon written request to us at 11455 El Camino Real, Suite 140, San Diego, California 92130, Attn: Chief Financial Officer.

Compliance with Section 16(a) of the Exchange Act

The members of the Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based on a review of the copies of such reports furnished to us, or representations regarding the necessity to file such reports, we have identified the following failures to file reports: Messrs. DeHuff, Hornthal, Durham, Lyon and Pancoast each missed the filing deadline for a report on Form 4 related to stock option grants they received in connection with their service as directors of the Company. In addition, Dr. Owens missed the filing deadline for a report on Form 4 related to a stock option grant he received in connection with his service as President and Chief Executive Officer of the Company and Mr. Pancoast missed the filing deadline for a report on Form 4 related to an exchange of his outstanding shares of Series A Preferred Stock into Common Stock and Units consisting of Common Stock and warrants to purchase Common Stock. Each of these individuals has now filed the required reports on Form 4.

Item 10.                     EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our Chief Executive Officer, our Chief Financial Officer and two of our former executive officers, who earned more than $100,000 for services rendered in all capacities for the fiscal year ended December 31, 2005. No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2005 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers” in this report.

SUMMARY COMPENSATION TABLE(1)

					Long-Term Compensation Awards
					Securities
					Underlying
		Annual Compensation			Options/SARS	All Other
Name and Principal Position	Year	Salary (1)		Bonus(2)	(#)	Compensations
John R. Lyon(3) Chairman of Board	2003 2004 2005	$ $ $	214,446 214,446 79,716	$45,000 — —	— 5,000 1,000	— — —
Michael H. Owens, M.D. President, Chief Executive Officer and Director	2003 2004 2005	$ $ $	64,904 225,000 225,000	$30,000 — —	6,000 5,750 22,149	— — —
Howard Sampson(4)(5)	2003	—		—	—	—
former Vice President of Finance,	2004		$108,853	—	6,500	$51,363
Chief Financial Officer and Secretary	2005		$145,067	—	6,500	$16,667
J. Bradford Hanson(4)(6) former Vice President of Finance, Chief Financial Officer and Secretary	2003 2004 2005	$	— — 63,327	— — —	— — 15,000	— — —
Richard M. Gomberg(6) Vice President of Finance, Chief Financial Officer and Secretary	2003 2004 2005	— — —		— — —	— — —	— — —

(1)                                  Includes amounts deferred pursuant to our 401(k) Plan.

(2)                                  2005 bonus payment awarded pursuant to annual incentive compensation.

(3)                                  Mr. Lyon served as our Chief Executive Officer until April 1, 2005.

(4)                                  Effective August 15, 2005, Mr. Sampson terminated his employment with the Company and Mr. Hanson began serving as the Company’s Vice President of Finance, Chief Financial Officer and Secretary.

(5)                                  2004 Other compensation represents payments for consulting services rendered by Mr. Sampson to the Company prior to his employment on June 1, 2004. 2005 Other compensation represents one month severance.

(6)                                  Effective February 28, 2006, Mr. Hanson terminated his employment with the Company and, effective February 13, 2006, Mr. Gomberg began serving as the Company’s Chief Financial Officer and Secretary.

Stock Options and Stock Appreciation Rights

The following table sets forth information concerning stock option grants made to each of the Named Executive Officers for the 2005 fiscal year, and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the Named Executive Officers may eventually realize in future dollars under two hypothetical situations: if the price of the common stock increases 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock.

The Company granted no stock appreciation rights (“SARs”) to Named Executive Officers during 2005.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable
		% of Total
	Number of	Options			Value at Assumed
	Securities	Granted to			Annual Rates of Stock
	Underlying	Employees	Exercise		Price Appreciation for
	Options	in Fiscal	Price Per	Expiration	Option Term(2)
Name	Granted (3)	Year	Share (1)	Date	5%	10%
John R. Lyon	3,500	3%	$10.30	01/04/2015	$22,673	$57,456
Michael H. Owens, M.D.	10,000	10%	$9.20	03/23/2015	$57,858	$146,624
Michael H. Owens, M.D.	12,149	12%	$10.30	01/04/2015	$78,696	$199,431
Howard Sampson	6,500	6%	$10.30	01/04/2015	$42,105	$106,702
Howard Sampson	3,500	3%	$3.00	08/26/2015	$6,605	$16,735
J. Bradford Hanson	15,000	15%	$4.20	08/15/2015	$39,621	$100,406
Richard M. Gomberg	—	—	—	—	—	—

(1)                                  The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the dates the respective options were granted as determined by the Board in accordance with certain provisions of the 1997 Stock Option/Stock Issuance Plan based on the closing selling price per share of a share of common stock on the date in question as reported by the Nasdaq Capital Market. The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date or may be paid with the proceeds from a same-day sale of the purchased shares. We also have authority to finance the optionee’s exercise of the option by loaning such individual, on a full-recourse basis, sufficient funds to cover the exercise price for the purchased shares, together with any federal and state withholding tax liability incurred by the optionee in connection with the option purchase.

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

Option Exercises and Holdings

The following table provides information concerning option exercises during 2005 by the Named Executive Officers and the value of unexercised options held by each of the Named Executive Officers as of December 31, 2005. No SARs were exercised during 2005 or outstanding as of December 31, 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The- Money Options At December 31, 2005(2)
Name	(#)	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Lyon	—	—	16,013	3,886	$—	$—
Michael H. Owens, M.D.	—	—	14,679	19,220	—	—
Howard Sampson	—	—	—	3,500	—	$7,315
J. Bradford Hanson	—	—	—	15,000	—	$13,350
Richard M. Gomberg	—	—	—	—	—	—

(1)                                  “Value realized” is calculated on the basis of the fair market value of the common stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2)                                  “Value” is defined as fair market price of the common stock at fiscal year-end ($5.09) less exercise price.

Compensation of Directors

The Company reimburses its directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. The Company also compensates its outside directors $1,000 per month for their services as directors, $1,500 for each board meeting that they attend in person, $250 for each telephonic meeting and $500 for each committee meeting they participate in.

Under the Company’s 1997 Stock Option/Issuance Plan, as amended, on the date of each annual meeting of stockholders, option grants shall be made to (i) each new director who is elected to the Board at that particular annual meeting and (ii) each continuing director. Each director shall be granted an option to purchase 4,000 shares of common stock at the annual meeting at which he or she is first elected to the Board and an option to purchase 1,000 shares of common stock at each annual meeting thereafter. In addition, each new director who is elected to the Board at a time other than an annual meeting shall be granted an option to purchase 4,000 shares of common stock and shall thereafter be eligible for the regular 1,000 share grants described above. The grant of 4,000 shares shall vest as follows:  50% upon completion of one year of Service and 25% upon completion of each of the second and third years of service. Each 1,000 share option grant shall vest upon completion of one year of service from the date of grant. No portion of the automatic option grant shall vest after the optionee has ceased to be a member of the Board. However, the shares will immediately vest in full upon changes in control or ownership or upon the optionee’s death or disability. Following the optionee’s cessation of Board service for any reason, each outstanding automatic option remains exercisable for a 30-month period and may be exercised during that time for any or all shares in which the optionee is vested at the time of such cessation of Board service.

We have proposed an amendment to the 1997 Stock Option/Issuance Plan, which, if approved by the Company’s stockholders at our 2006 Annual Meeting of Stockholders, will increase the automatic grant program under the 1997 Stock Option/Stock Issuance Plan to increase the size of the initial and annual stock option grants to non-employee members of the Board to 12,500 shares and 7,500 shares, respectively. Other than increasing the size of initial and annual grants, the other terms and conditions of the automatic grant program shall remain unchanged.

Mr. Toney waived his right to receive annual option grants under the automatic grant program for fiscal years 2005 and 2006.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. DeHuff and Durham. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. There are no interlocking relationships between any of our executive officers and members of the Compensation Committee, on the one hand, and the executive officers and compensation committee of any other company, on the other hand, nor has any such interlocking relationship existed during the 2005 fiscal year.

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

FACTORS. The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2005 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

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

ANNUAL INCENTIVES. Annual incentives in the form of cash bonuses are awarded by the Compensation Committee based upon its evaluation of the performance of each executive officer and the achievement of the Company’s performance goals during the year, which included revenue growth, operating income, earnings per share and product commercialization. In 2005 there was an annual incentive compensation award of $30,000 paid to Dr. Owens.

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

CEO COMPENSATION. In setting the total compensation payable to Dr. Owens, the Company’s President and Chief Executive Officer from April 1 through December 31, 2005, the Compensation Committee sought to make that compensation competitive with the compensation paid to the chief executive officers of the companies in the surveyed group, while at the same time assuring that a significant percentage of compensation was tied to Company performance and achievement of its goals.

On April 19, 2006, following a recommendation by the Compensation Committee, the Board approved a new compensation arrangement for Michael H. Owens, M.D., the Company’s President and Chief Executive Officer, including an annual base salary of $250,000 and annual bonus eligibility of up to $100,000. The Committee also approved a retention agreement under which terms Dr. Owens is entitled to receive up to one year salary severance and COBRA coverage in the event his employment is terminated under certain defined circumstances following a change of control of the Company and up to six months salary severance and COBRA coverage in the event his employment is terminated under certain defined circumstances prior to a change of control of the Company. The Board also approved a proposed option grant to Dr. Owens consisting of 210,389 shares of Common Stock, contingent upon stockholder approval of  an increase to the shares authorized for grant under the Company’s 1997 Stock Option/Stock Issuance Plan, which the Company intends to submit to its stockholders at the 2006 Annual Meeting of Stockholders. If the Company’s stockholders do not approve this proposed amendment at the 2006 Annual Meeting of Stockholders, Dr. Owens will be granted 70,130 shares of restricted stock. These shares of restricted stock will be subject to a repurchase right in favor of the Company, which right will terminate over a four-year period as Dr. Owens continues to provide services to the Company.

The Compensation Committee did not adjust Mr. Lyon’s base salary for the 2005 fiscal year over the 2004 fiscal year level. Mr. Lyon served as the Company’s Chief Executive Officer until April 1, 2005.

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

Mr. DeHuff

Mr. Durham

Item 11.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2006, by (i) all persons who are beneficial owners of five percent (5%) or more of our common stock, (ii) each director, (iii) the Named Executive Officers and (iv) all directors and Named Executive Officers as a group.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable upon exercise of certain outstanding options as described in the footnotes below. The address for those individuals for which an address is not otherwise indicated is: 11455 El Camino Real, Suite 140, San Diego, California 92130.

Name and Address of Beneficial Owner	Number of Shares	Percentage Beneficially Owned(1)
5% of Greater Stockholders
MedCap Partners L.P.(2)	817,413	27.0%
500 Third Street, Suite 535
San Francisco, CA 94107
Whalehaven Capital Fund Limited(3)	323,778	11.5%
3rd Floor, 14 Par-Laville Road
Hamilton, Bermuda HM08
C. Glen Dugdale(4)	225,550	8.2%
3609 Centerville Road
Greenville, DE 19807
Scott R. Pancoast(5)	194,263	7.1%
6335 Ferris Square, Suite A
San Diego, CA 92121
Directors and Named Executive Officers
C. Fred Toney(2)	817,413	27.0%
Scott R. Pancoast(5)	194,263	7.1%
Michael H. Owens, M.D.(6)	73,504	2.7%
John R. Lyon(7)	23,671	*
George B. DeHuff(8)	3,250	*
James D. Durham(9)	2,000	*
William J. Nydam	—	—
Richard M. Gomberg	—	—
All directors and executive officers as a group (10 persons)(10)	1,114,101	35.1%

*                                         Less than 1%

(1)                                  Percentage of ownership is based on 2,665,996 shares of common stock outstanding on March 31, 2006. Shares of common stock subject to stock options and warrants which are currently exercisable or will become exercisable within 60 days after March 31, 2006, are deemed outstanding for computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person or group.

(2)                                  Includes 321,387 shares beneficially owned by MedCap Partners L.P. and 227,360 shares issuable upon exercise of warrants and 133,333 shares beneficially owned by MedCap Master Fund, L.P. and 133,333 shares issuable upon exercise of warrants and 2,000 shares issuable upon exercise of options within 60 days of March 31, 2006. C. Fred Toney, one of our directors, is a Managing Member of MedCap Management & Research LLC, which is the General Partner of MedCap Partners L.P. Mr. Toney disclaims beneficial ownership of the shares owned by these entities, except to the extent of his proportionate pecuniary interest therein.

(3)                                  Includes 186,087 shares beneficially owned by Whalehaven Capital Fund Limited and 137,691 shares issuable upon exercise of warrants. Arthur Jones, Jennifer Kelly and Derek Wood, directors of Whalehaven Capital Fund Limited, hold voting and investment power over all of the shares.

(4)                                  Includes the following shares and shares issuable upon exercise of warrants beneficially owned or deemed beneficially owned by C. Glen Dugdale, including 25,000 shares and a warrant for 25,000 shares held by C. Glen Dugdale Tr M B Dugdale Marital Trust UA 07/19/03, 18,200 shares and a warrant for 14,100 shares held by C Glen Dugdale + Joan Dugdale Jt Ten, 12,200 shares and a warrant for 17,100 shares held by Beadenkopf/Dugdale Trust UA 2/10/56 Fbo C. Glen Dugdale, 12,000 shares held by C. Glen Dugdale TR Beadenkopf/Dugdale Trust UA 02/10/56, 4,400 shares and a warrant for 2,200 shares held by Joan O. Dugdale, 15,200 shares and a warrant for 12,600 shares held by C. Glen Dugdale Tr Martha B. Dugdale Generation Skipping Trust UA 03/25/91, 13,500 shares and a warrant for 11,750 shares held by Matthew J. Yaahovian Tr C G & J. O. Dugdale Charitable Remainder Trust UA 01/17/96, 3,000 shares held by C. Glen Dugdale Tr Martha B. Dugdale Generation Skipping Trust UA 03/25/91, 4,800 shares held by Joan O. Dugdale - IRA, 10,000 shares held by Glen Dugdale - IRA, 14,500 shares held by Glen Dugdale, and 10,000 shares held by Matthew J. Yaahovian Tr C. G. & J. O. Dugdale Charitable Remainder Trust UA 01/17/96.

(5)                                  Includes 2,375 shares issuable upon exercise of options exercisable within 60 days of March 31, 2006 and 82,553 shares issuable upon exercise of warrants.

(6)                                  Includes 19,842 shares issuable upon exercise of options exercisable within 60 days of March 31, 2006 and 20,000 shares issuable upon exercise of warrants.

(7)                                  Includes 17,285 shares issuable upon exercise of options exercisable within 60 days of March 31, 2006.

(8)                                  Includes 3,250 shares issuable upon exercise of options exercisable within 60 days of March 31, 2006.

(9)                                  Consists of 2,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2006.

(10)                            Includes 46,752 shares issuable upon exercise of options exercisable within 60 days of March 31, 2006 and 463,246 shares issuable upon exercise of warrants. See also footnotes 2, 5 and 6.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table contains aggregated information regarding our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($ )/sh.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	174,481	$11.86	211,121(2)
Equity compensation plans not approved by security holders	None	None	None
Total	174,481	$11.86	211,121

(1)                                  Equity compensation plans approved by our security holders include our 1997 Stock Option/Stock Issuance Plan and our 1997 Employee Stock Purchase Plan.

(2)                                 The 1997 Stock Option/Stock Issuance Plan contains a provision for an automatic increase in the number of shares available for grant each January 1 for the life of the plan by a number of shares equal to the least of: (i) 2% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, (ii) 1,500,000 shares, or (iii) a number of shares set by our Board of Directors.

Item 12.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reverse Stock Split

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that was not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the reverse split of all common stock issued and outstanding (the “Reverse Split”) at a rate of 1:10. As a result of the Reverse Split, all common shares and per share prices for common stock below have been retroactively adjusted.

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

Mr. Pancoast, one of our directors, participated in the Series A Financing by purchasing 447,368 Series A Shares of which 38,026 were converted to common stock in June 2004. Mr. Pancoast exchanged his remaining 409,342 Series A Shares for 26,075 shares of common stock and 82,550 units that were issued in the July 26, 2005 private placement.

2004 Common Stock and Warrant Financing

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

Mr. Toney, one of our directors, is a Managing Member of MedCap Management &Research LLC, which is the General Partner of MedCap Partners L.P. MedCap Partners L.P. purchased a total of 188,054 units in the common stock and warrant financing. In addition, in connection with such financing, MedCap Partners L.P. nominated two of the directors currently serving on our Board of Directors, James D. Durham and C. Fred Toney. Mr. Durham has investments in MedCap Partners L.P.

2005 Common Stock and Warrant Financing / Series A Exchange

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

MedCap Partners L.P. and MedCap Master Fund, L.P. purchased an aggregate of 266,666 units ($800,000). Michael H. Owens, M.D., the Company’s President and Chief Executive Officer, purchased 20,000 units ($60,000).

Item 13.                     EXHIBITS

The following exhibits are filed herewith:

NUMBER EXHIBIT	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors appointed J. H. Cohn LLP on September 27, 2004 as our independent registered public accountants for the fiscal year ended December 1, 2004. Ernst & Young LLP served as our independent registered public accountants until October 1, 2004. The following table shows the fees paid or accrued by us for the audit and other services provided by J. H. Cohn LLP during fiscal year 2005 and by J.H. Cohn LLP and Ernst & Young LLP during fiscal 2004.

	2005	2004
Audit Fees(1)	$185,720	$218,018
Audit-Related Fees	—	—
Tax Fees(2)	5,000	17,250
All other Fees	—	—
Total	$190,720	$235,266

(1)                                  Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)                                  For fiscal 2005 and 2004, respectively, tax fees principally included tax compliance fees of $5,000 and $15,000, and tax advice and tax planning fees of $0 and $2,250.

Audit Committee Pre-Approval Policy

As discussed in the Audit Committee Charter, the Audit Committee of the Board of Directors requires pre-approval of any audit or non-audit engagement of our independent registered public accountants. For 2005, all audit and non-audit services were approved by the Audit Committee prior to the commencement of such work.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iVOW, INC.

Date: May 1, 2006	By:	/s/ Michael H. Owens
Michael H. Owens
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Owens	President, Chief Executive Officer and Director	May 1, 2006
(Michael H. Owens, M.D.)	(Principal Executive Officer)

/s/ Richard M. Gomberg	Vice President of Finance and	May 1, 2006
(Richard M. Gomberg)	Chief Financial Officer (Principal Financial and Accounting Officer)

*	Director
(George B. DeHuff)

*	Director and Chairman of the Board
(John R. Lyon)

*	Director
(James D. Durham)

*	Director
(William J. Nydam)

*	Director
(Scott R. Pancoast)

*	Director
(C. Fred Toney)

*By:	/s/ Richard M. Gomberg	May 1, 2006
Richard M. Gomberg
Attorney-in-Fact