Form 10QSB
period 2006-03-31
iVOW, Inc.
filed 2006-05-15
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-22743

iVOW, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3184035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11455 EL CAMINO REAL, SUITE 140

SAN DIEGO, CA 92130

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

As of May 3, 2006 there were 2,669,947 shares of $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format	Yes ☐ No ☒

iVOW, INC. AND SUBSIDIARY

FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)

iVOW, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$742,838	$851,315
Restricted cash	362,143	358,444
Accounts receivable, net	283,172	159,115
Inventories	116,283	43,493
Prepaid insurance	106,717	160,170
Other current assets	104,366	121,210
Total current assets	1,715,519	1,693,747
Property and equipment, net	261,467	252,880
Investment in marketable equity securities of Viking Systems, Inc, available for sale	744,300	661,600
Other assets	39,697	31,414
Goodwill	1,064,046	915,116
Amortizable intangible assets, net	176,017	193,051
Total assets	$4,001,046	$3,747,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311,485	$216,951
Current portion of capital lease obligations	865	5,803
Short-term bank borrowings	316,621	316,621
Short-term notes	44,292	103,845
Accrued compensation	212,935	254,522
Deferred revenue	281,425	177,325
Current portion of deferred rent	23,682	26,497
Accrued liabilities	81,836	114,532
Total current liabilities	1,273,141	1,216,096
Note payable	21,149	22,071
Long-term portion of deferred rent	32,672	30,321
Total liabilities	1,326,962	1,268,488

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000 issued and outstanding shares - 0	—	—
Common stock, $.01 par value:
Authorized shares – 70,000,000 issued and outstanding shares - 2,665,996 at March 31, 2006 and 2,303,469 at December 31, 2005	26,661	23,035
Additional paid-in capital	77,247,682	76,241,906
Accumulated other comprehensive income	711,220	628,520
Accumulated deficit	(75,311,479)	(74,414,141)
Total stockholders’ equity	2,674,084	2,479,320
Total liabilities and stockholders’ equity	$4,001,046	$3,747,808

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, Inc. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$604,072	$239,681
Cost and expenses:
Cost of revenues	572,449	285,597
Product development	2,272	77,448
Sales and marketing	283,509	272,718
General and administrative	643,706	571,775
Total costs and expenses	1,501,936	1,207,538

Loss from operations	(897,864)	(967,857)
Other income, net	526	5,720
Loss from continuing operations	(897,338)	(962,137)
Gain from discontinued operations	—	4,056
Net loss	(897,338)	(958,081)
Accretion of dividends on preferred stock	—	(5,875)

Net loss applicable to common stockholders	$(897,338)	$(963,956)

Other comprehensive loss:
Net loss	$(897,338)	$(958,081)
Unrealized gain (loss) on available-for-sale securities	82,700	(148,860)
Total comprehensive loss	$(814,638)	$(1,106,941)

Net loss per common share applicable to common stockholders	$(0.37)	$(0.87)

Weighted average shares used in computing basic and diluted loss per common share	2,454,981	1,103,571

See accompanying notes to Condensed Consolidated Financial Statements.

IVOW, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance at January 1, 2006	2,303,469	$23,035	$76,241,906	$628,520	$(74,414,141)	$2,479,320

Issuance of stock for purchase of Sound Health Solutions, Inc.	64,194	642	148,288			148,930
Employee share-based compensation			35,145			35,145
Non-employee share-based compensation			5,597			5,597
Issuance of stock and warrants through private placement	290,000	2,900	791,829			794,729
Exercise of warrants for cash	8,333	84	24,917			25,001
Unrealized gain on available for sale securities				82,700		82,700
Net loss					(897,338)	(897,338)

Balance at March 31, 2006	2,665,996	$26,661	$77,247,682	$711,220	$(75,311,479)	$2,674,084

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(897,338)	$(958,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,201	14,295
Loss on sale of property and equipment	1,645	—
Share-based compensation	40,742	2,874
Changes in operating assets and liabilities:
Accounts receivable	(124,057)	91,595
Inventories	(72,790)	(44,721)
Prepaid insurance	53,453	—
Other assets	8,561	98,062
Accounts payable	94,534	(49,904)
Accrued compensation	(41,587)	(79,211)
Deferred revenue	104,100	6,250
Other liabilities	(33,160)	15,193
Net cash flows used in operating activities	(823,696)	(903,648)

INVESTING ACTIVITIES
Purchases of property and equipment	(35,674)	(9,266)
Proceeds from sale of property and equipment	275	—
Restricted cash	(3,699)	—
Proceeds from sale of business	—	188,797
Net cash flows provided by (used in) investing activities	(39,098)	179,531

FINANCING ACTIVITIES
Issuance of common stock, net	819,730	22,431
Payment on short-term notes	(60,475)	(70,639)
Payments on capital leases	(4,938)	(8,184)
Net cash flows provided by (used in) financing activities	754,317	(56,392)

Net decrease in cash and cash equivalents	(108,477)	(780,509)
Cash and cash equivalents at beginning of period	851,315	1,969,561
Cash and cash equivalents at end of period	$742,838	$1,189,052

Non-cash transactions:
Accretion of cumulative dividends on preferred stock	$—	$5,875
Preferred shares exchanged for common shares	—	84,125
Common shares issued for acquistion	148,930	—
Supplementary cash flow information:
Interest paid	$7,843	$2,255

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(UNAUDITED)

1.                                                   Basis of Presentation

iVOW, Inc., is incorporated under the laws of the State of Delaware. Collectively, with its subsidiary Sound Health Solutions, Inc., the terms “we,” “us,” “our,” and the “Company” refer to iVOW, Inc. as a combined entity, except where noted or where the context makes clear the reference is only to iVOW, Inc. or Sound Health Solutions, Inc.

The audited financial statements of iVOW, Inc. (the “Company”) and the notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (“SEC”), contain additional information about us, our operations, and our financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-QSB. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, pursuant to the rules and regulations of the SEC, and certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, unless significant changes have taken place since the end of the most recent fiscal year.

Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The interim financial information contained herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2006.

In February 2005, our subsidiary, VOW Solutions, Inc. (“VOW”), was merged with Vista Medical Technologies, Inc. as part of the name change to iVOW, Inc. (“iVOW”). In November 2005, iVOW acquired Sound Health Solutions, Inc. (“SHS”); a Seattle-based healthcare provider specializing in the multidisciplinary medical treatment of obesity as a wholly-owned subsidiary (see Note 8). The condensed consolidated financial statements for 2006 include the accounts of our wholly-owned subsidiaries, VOW prior to the merger and SHS. Significant intercompany accounts and transactions have been eliminated.

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding common stock in a ratio for such split that is not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the split of all common stock issued and outstanding at a rate of 1:10. As a result of the split, all share information in the financial statements and these notes have been retroactively adjusted.

We incurred net losses and negative net cash flows from operating activities in 2005 and 2004 and in the first quarter of 2006, and at March 31, 2006, had an accumulated deficit of $75.3 million. At March 31, 2006, we had cash and cash equivalents of $743,000. We believe that our cash and cash equivalents, together with anticipated 2006 net revenues, royalties and interest income, may not be sufficient to meet our anticipated capital requirements through March 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. We are currently raising additional funds through a warrant exchange offer (see Note 9), but cannot assure that we will be successful in raising sufficient funds to meet our capital requirements through at least March 31, 2007. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products. In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.                                                   Discontinued Operations

On April 15, 2004 we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003. As part of the sale, we also entered into a license agreement with Viking that will pay us royalties over the five year period that began April 15, 2004 based on sales of the acquired products of the Visualization Technology business with minimum royalties during the five year period as follows: first year $150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalty of $4,500,000 over the five year period. Through March 31, 2006, we have received the first year minimum royalty of $150,000. Half of the year two minimum royalty is due in May 2006. We will maintain ownership rights to all intellectual property and product rights under the license agreement with Viking until at least the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking. We recognize gain from discontinued operations as royalty payments are received.

3.                                       Investment in equity securities of Viking Systems, Inc.

The cost and fair value of Viking’s securities are as follows:

		March 31, 2006		December 31, 2005
Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$711,220	$744,300	$628,520	$661,600

The increase in the fair value of the equity securities during the three months ended March 31, 2006 of $82,700 has been included in other comprehensive loss.

4.                                                   Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and consist of vitamin finished goods.

5.                                                   Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of potentially dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities. Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented. For the purpose of determining basic and diluted net loss per share, dividends accreted on previously outstanding preferred stock redemption have been added to the net loss to arrive at net loss applicable to common stockholders. For the three month period ended March 31, 2006, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of diluted common shares were 1,854,452 shares, comprised of 45,607 holdback shares associated with the SHS acquisition, warrants to purchase 1,589,214 shares and options to purchase up to 219,631 shares of common stock. For the three month period ended March 31, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of diluted common shares were 598,709 shares, comprised of warrants to purchase 375,174 shares, 82,644 shares issuable on conversion of preferred shares and options to purchase up to 140,891 shares of common stock.

6.                                       Share-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123R became effective for the Company at the beginning of the quarter ended March 31, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Prior to the adoption of FAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee and director options had exercise prices that were equal to the market price. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Instead, new awards and awards that were outstanding on the effective date and are subsequently modified or cancelled will be valued under the provisions given by FAS 123R. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes based on the fair value of the awards under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

FAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use management expectations to estimate forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information that was required under FAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with FAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended March 31, 2006. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to six and one quarter years starting in the quarter ended March 31, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated the expected term based on just the vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The post-vesting forfeiture rate is based on management expectations from historical information and current market expectations. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.

In February 1997, we adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”). In July 2005, at the annual meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Plan from 259,250 to 400,000, to extend the life of the plan an additional ten years and provide for the automatic replenishment of shares available for issuance under the 1997 Plan. Effective as of each January 1 for life of the 1997 Plan, the maximum number of shares of the Company’s common stock reserved for issuance under the Plan shall be cumulatively increased by the lesser of (i) 2% of the number of the Company’s shares of common stock issued and outstanding on the preceding December 31, (ii) 1,500,000 shares or (iii) a number of shares set by the Company’s board of directors. As a result on January 1, 2006, the number of shares of common stock available for issuance under our 1997 Plan increased to 446,000 shares. At March 31, 2006, we had options for 226,369 shares available for grant. Options granted by us generally vest over three to five years and are exercisable from the date of grant for a period of ten years.

The following are weighted average assumptions (annualized percentages) used in applying the Black-Scholes valuation model for the three months ended March 31, 2006:

Expected dividend yield	None
Expected volatility	112-126%
Risk-free interest rate	1.1%-6.5%
Expected life (years)	1-6.25
Post-vesting forfeiture rate	57%

Total estimated share-based compensation expense, related to the 1997 Plan recognized for the three months ended March 31, 2006 was comprised as follows:

Three Months Ended March 31, 2006
Cost of revenue	$6,595
Sales and marketing	2,940
General and administrative	22,861
Total share-based compensation expense	$32,396

Net share-based compensation expense, per common share:
Basic and diluted	$0.01

At March 31, 2006, total unrecognized estimated compensation for future service periods was $426,000 which is expected to be recognized over a weighed average period of 1.9 years.

Prior to adopting FAS 123R, we followed the disclosure-only alternative afforded by FAS 123 and recorded estimated compensation expense for employee stock options for pro forma purposes only based on FAS 123.  However, FAS 123 did not change the requirement to account for stock-based compensation to non-employees using the fair value method prescribed by FAS 123.

Prior to adopting FAS 123R, we applied the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for its employee stock option compensation plans. Under APB No. 25, compensation expense was measured using the intrinsic value method as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense had been recognized for our employee stock-based compensation plans in periods prior to January 1, 2006.

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with FAS 123 using the Black-Scholes option pricing model and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net loss applicable to common stockholders:
As reported	$(963,956)
Pro forma compensation expense using fair value method	(85,354)
Pro forma net loss	$(1,049,310)

Basic and diluted loss per share applicable to common stockholders:
As reported	$(0.87)
Pro forma	$(0.95)

The following table summarizes stock option activity under the 1997 Plan during the three months ended March 31, 2006:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	174,481	$2.32 - $575.00	$11.86
Granted	45,150	$4.54 - $5.64	$4.91
Exercised	—
Canceled	—

Options outstanding at March 31, 2006	219,631	$2.32 - $575.00	$10.43	$26,329
Options exercisable	65,949	$8.00 - $575.00	$20.27	$0

1997 Employee Stock Purchase Plan

In February 1997, we adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which permits eligible employees of ours to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals. In July 2005, at the annual meeting of the stockholders we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 15,000 to 30,000 and to extend the term of the plan an additional ten years. There were 16,877 shares available for issuance at March 31, 2006. Total recognized estimated compensation cost related to the Purchase Plan for the three months ended March 31, 2006 was $2,749.

7.                                       Stockholders’ Equity

Common Stock

On February 13, 2006, we issued 64,194 shares valued at $148,930 relating to a portion of the holdback shares associated with the SHS acquisition (see Note 8).  Upon issuance of the stock, the value of goodwill was increased by $148,930.

On February 22, 2006, we completed a private placement of the Company’s common stock and warrants in which it sold 290,000 units at a purchase price of $3.18 per unit. Each unit consisted of one share of common stock and a warrant to purchase one-half share of the Company’s common stock. The warrants have an exercise price of $3.18 per share and have a five-year term. The private placement resulted in gross proceeds of $922,200. The placement agent received a selling commission equal to 8% of the gross proceeds ($74,008), along with an expense allotment of $25,000. The placement agent also received a warrant to purchase 23,200 units. This warrant has an exercise price of $3.18 per unit and has a five-year term.

8.                                       Acquisition of Sound Health Solutions

On November 1, 2005, the Company purchased the business and substantially all assets of SHS and, accordingly, the results of operations of SHS have been included in the accompanying consolidated financial statements from that date. Under the terms of the merger Agreement, iVOW paid the SHS stockholders $125,500 in cash, assumed $317,000 of liabilities of SHS and agreed to issue up to 294,278 shares of common stock (the “Merger Shares”) to the SHS stockholders, of which 184,477 shares with a fair value of $427,987 (based on the closing price of the Company’s stock on November 1, 2005) were issued as of the closing and the remaining 109,801 shares are effectively being held in escrow (the “Holdback Shares”) and are subject to release based on the resolution of the determination of the actual liabilities of SHS and other contingencies set forth in the Merger Agreement. In February 2006, 64,194 Holdback Shares were issued resulting in an increase to goodwill of $148,930.

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

Assuming the acquisition had taken place on January 1, 2005, unaudited revenue would have been approximately $711,000, while unaudited loss from continuing operations would have been $1,003,000 for the three month period ended March 31, 2005. The unaudited basic loss per common share from continuing operations for the three month period ended March 31, 2005 would have been ($0.91).

9.                                       Subsequent Event

In April 2006, the Board of Directors approved a warrant exchange program (the “Offer to Exchange”) applicable to outstanding warrants exercisable for shares of our common stock subject to stockholder approval. The purpose of the Offer to Exchange is to raise funds to support the Company’s operations by providing the holders of the original warrants with the opportunity to obtain an exchanged warrant, and encouraging the participating holders to exercise the exchanged warrants by significantly reducing the exercise price and the exercise period of the exchanged warrants. If the Company’s stockholders approve the Offer to Exchange at the 2006 Annual Meeting of Stockholders (currently scheduled for June 2, 2006), the exercise period for the exchanged warrants will be shortened to ten days after the close of the Offer to Exchange. The close of the Offer to Exchange shall occur ten days after stockholders approve the Offer to Exchange at the 2006 Annual Meeting of Stockholders. If the Company’s stockholders do not approve the Offer to Exchange at the 2006 Annual Meeting of Stockholders, the exercise price and the exercise period of each exchanged warrant will be the same as the original warrant tendered for such exchanged warrant. The funds obtained will be used by the Company as working capital and for other general corporate purposes.

If all original warrant holders fully participate in the Offer to Exchange, the gross aggregate consideration we will receive upon exercise of the exchanged warrants is approximately $2,645,000 and the aggregate number of shares that we will issue upon exercise of the exchanged warrants is 1,577,615 shares. These numbers do not include the additional consideration we will receive or the additional shares of common stock we will issue upon exercise of the 2005 selling agent warrants and the 2006 selling agent warrants. If all of the outstanding 2005 selling agent warrants and the 2006 selling agent warrants are issued in connection with the Offer to Exchange, we will receive additional gross aggregate consideration of $223,774 and issue an additional 64,866 shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.”  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-QSB AND OUR 2005ANNUAL REPORT ON FORM 10-KSB AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview of our business

Our Company, iVOW, Inc., formerly Vista Medical Technologies, Inc., was founded in 1993 primarily to develop advanced visualization technologies for complex minimally invasive surgical procedures. It was through the application of this technology in laparoscopic gastric bypass surgery that we subsequently developed a suite of consulting products and services for the initiation, operation and management of obesity surgery programs. Starting in early 2003, our Visualization Technology business, located in Westborough, Massachusetts, and our Obesity Surgery Management Services business unit, located in Carlsbad, California, functioned as individual business units. In April 2004, we sold the Visualization Technology business to concentrate on the obesity surgery services market. We changed our name to iVOW, Inc. in February 2005, after merging our wholly-owned subsidiary VOW Solutions, Inc., to align our corporate name with the brand name of our chronic and morbid obesity disease management business, which is now our exclusive focus.

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

Insurance providers and other third-party payors consistently require medical or other documented weight loss management failure or attempts prior to approving patients for bariatric surgery. Such requirements are developing into a de facto gating phenomenon for bariatric surgery. As a result, we believe that organizations that offer non-surgical weight loss programs will not only have the opportunity to succeed but also could potentially impact, where patients receive bariatric surgery.

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

Significant Events

On February 13, 2006, we issued 64,194 shares valued at $148,930 relating to a portion of the holdback shares associated with the SHS acquisition.  Upon issuance of the stock, the value of goodwill was increased by $148,930.

On February 22, 2006, we completed a private placement of common stock and warrants in which we sold 290,000 units at a purchase price of $3.18 per unit. Each unit consisted of one share of common stock and a warrant to purchase one-half share of the Company’s common stock. The warrants have an exercise price of $3.18 per share and have a five-year term. The private placement resulted in gross proceeds of $922,200. The placement agent received a selling commission equal to 8% of the gross proceeds ($74,008), along with an expense allotment of $25,000. The placement agent also received a warrant to purchase 23,200 units. This warrant has an exercise price of $3.18 per unit and has a five-year term.

On April 21, 2006, we announced a warrant exchange program (the “Offer to Exchange”) applicable to outstanding warrants exercisable for shares of our common stock subject to stockholder approval. The purpose of the Offer to Exchange is to raise funds to support the Company’s operations by providing the holders of the original warrants with the opportunity to obtain an exchanged warrant, and encouraging the participating holders to exercise the exchanged warrants by significantly reducing the exercise price and the exercise period of the exchanged warrants. If the Company’s stockholders approve the Offer to Exchange at the 2006 Annual Meeting of Stockholders (currently scheduled for June 2, 2006), the exercise period for the exchanged warrants will be shortened to ten days after the close of the Offer to Exchange. The close of the Offer to Exchange shall occur ten days after stockholders approve the Offer to Exchange at the 2006 Annual Meeting of Stockholders. If the Company’s stockholders do not approve the Offer to Exchange at the 2006 Annual Meeting of Stockholders, the exercise price and the exercise period of each exchanged warrant will be the same as the original warrant tendered for such exchanged warrant. The funds obtained will be used by the Company as working capital and for other general corporate purposes.

If all original warrant holders fully participate in the Offer to Exchange, the gross aggregate consideration we will receive upon exercise of the exchanged warrants is approximately $2,645,000, and the aggregate number of shares that we will issue upon exercise of the exchanged warrants is 1,577,615 shares. These numbers do not include the additional consideration we will receive or the additional shares of common stock we will issue upon exercise of the 2005 selling agent warrants and the 2006 selling agent warrants. If all of the outstanding 2005 selling agent warrants and the 2006 selling agent warrants are issued in connection with the Offer to Exchange, we will receive additional gross aggregate consideration of $223,774 and issue an additional 64,866 shares of common stock.

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

Revenue Recognition

Revenue generated from our disease state management of morbid obesity business is recognized (i) with regard to management services, upon completion of the service period and (ii) with regard to training services or other consulting services, upon completion of the related training or consulting component, provided that a contract exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured. Any payments received in advance of completion of the service are recorded as deferred revenue. Sales of vitamins are similarly recognized upon shipment provided that a purchase order has been received, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from SHS services are recognized based on a straight-line amortization for the life of the service contract provided that there are no uncertainties regarding customer acceptance, the sale price is fixed or determinable and collectibility is reasonably assured.

Sales returns are estimated based on our historical experience and management’s expectations and are recorded at the time product revenue is recognized.

Share-based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting

Standards No. 123, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123R became effective for the Company at the beginning of the quarter ended March 31, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Prior to the adoption of FAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee and director options had exercise prices that were equal to the market price. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Instead, new awards and awards that were outstanding on the effective date and are subsequently modified or cancelled will be valued under the provisions given by FAS 123R. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes based on the fair value of the awards under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

FAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use management expectations to estimate forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information that was required under FAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with FAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). We estimate expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended March 31, 2006. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to six and one quarter years starting in the quarter ended March 31, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, we estimated the expected term based on just the vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The post-vesting forfeiture rate is based on management expectations from historical information and current market expectations. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.

Our results of operations for three months  ended March 31, 2006 versus three months ended March 31, 2005

Revenues. Management and consulting services, product sales and contract revenue for the three ended March  31, 2006 and 2005 were $604,000 and $240,000, respectively. $325,000 of the increase in revenue for the period was associated with our new subsidiary, SHS, acquired in November 2005. The remaining increase is primarily a result of management revenue from three iVOW centers in 2006 compared to two iVOW centers in 2005. We also saw a 12% increase in vitamin sales. While there was no consulting revenue in the first quarter of 2006, we expect consulting revenue in the second quarter as we anticipate delivering two blueprints to clients.

	Three months ended March 31,
Revenue	2006	2005
SHS	$325,000	$—
Management fees	176,000	91,000
Vitamins	103,000	92,000
Consulting	—	57,000
	$604,000	$240,000

Cost of revenues. Our cost of revenues includes fully burdened costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales. Costs of revenues for the three months ended March 31, 2006 and 2005 were $573,000 and $286,000, respectively. The increase was primarily due to the costs associated with the services provided by SHS and an increase in vitamin cost of goods sold due to the growth of vitamin revenue. Anticipated increased revenues in future quarters may bring higher cost of revenues. The level of increase is difficult to project due to varying costs associated with each revenue type.

Product development. Product development expenses were $2,000 and $77,000 for the three months ended March 31, 2006 and 2005, respectively. This $75,000 decrease was primarily related to a reduction in staff time being invested in the development of training programs due to staff reductions that took effect at the end of March 2005 and the completion of the training programs that were under development.

Sales and marketing expenses. Sales and marketing expenses were $284,000 and $273,000 for the three months ended March 31, 2006 and 2005, respectively,  The $11,000 increase is mainly due to $10,000 sales and marketing expense incurred by SHS. We expect to see an increase in our sales and marketing expenses during the coming quarters as we increase our market presence.

General and administrative expenses. General and administrative expenses were $644,000 and $572,000 for the three months ended March 31, 2006 and 2005, respectively. $137,000 of the increase was due to SHS while there was a decrease of  $65,000 and $58,000 in staff related fees and consulting fees, respectively. There was a $26,000 increase in professional fees and a $12,000 increase in franchise taxes due to the Company increasing the number of authorized shares for common stock from 35,000,000 to 70,000,000 in July 2005.

Other income and expense.  For the three-months ended March 31, 2006 we had other income, net of expense, of $1,000 compared to $6,000 for the same period last year. This change is mainly due to interest expense associated with  a note for short-term bank borrowings.

Discontinued operations. For the three-months ended March 31, 2005 we recognized $4,000 in income from the gain on the sale of our technology business. The gain on the sale is the result of having recognized and collected payments from the buyer, Viking Systems, Inc., greater than the value of the assets sold in April 2004. We expect to recognize additional gains in the future as royalty payments are collected.

Liquidity and capital resources

Net cash used in operating activities for the three months ended March 31, 2006 was $824,000 compared to net cash used of $904,000 for the corresponding three month period in 2005. The $80,000 decrease in net cash used in operating activities during the 2005 period is primarily attributable to $61,000 reduction in net loss due to increased revenue. In addition, stock-based compensation and depreciation and amortization were $83,000 in 2006 compared to $17,000 in 2005 which have no impact on operating cash flow.

Net cash used in investing activities was $39,000 for the three months ended March 31, 2006 compared to net cash provided by investing activities of $180,000 in the same period in 2005. The difference was primarily attributable to proceeds from the sale of the Visualization Technology business of $189,000 in 2005.

Net cash provided by financing activities was $754,000 for the three months ended March 31, 2006, compared to net cash used in financing activities of 56,000 for the same period in 2005. The increase was attributable to a private placement financing that resulted in gross proceeds of $922,000 in February 2006.

We incurred net losses and negative net cash flows from operating activities in 2005, 2004 and in the first quarter of 2006 and at March 31, 2006, had an accumulated deficit of $75.3 million. At March 31, 2006, we had cash and cash equivalents of $743,000. We believe that our cash and cash equivalents, together with anticipated 2006 net revenues and interest income, may not be sufficient to meet our anticipated capital requirements through at least December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding (see Note 8). However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

RISK FACTORS

Investment in our Common Stock involves a substantial degree of risk and should be regarded as speculative. As a result, the purchase of our Common Stock should be considered only by persons who can reasonably afford to lose their entire investment. Before you elect to participate in the Offer to Exchange, you should carefully consider the risk and uncertainties described below in addition to the other information in this Offer to Exchange and other information incorporated herein by reference. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our Common Stock could decline, and you could lose all or part of your investment.

Risks Related to our Business and Industry

We need to raise additional funds immediately to support our operations. These funds may not be available on acceptable terms, if at all, and we may be forced to cease our operations.

We incurred net losses and negative net cash flows from operating activities in 2004 and 2005, and at March 31, 2006, had an accumulated deficit of $75.3 million. At March 31, 2006, we had cash and cash equivalents of $743,000. In our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006, we stated that we believed that our cash and cash equivalents, plus monies received in a financing completed in February 2006 together with anticipated 2006 product revenues and interest income, might not be sufficient to meet our anticipated capital requirements through at least December 31, 2006. These factors raised substantial doubt about our ability to continue as a going concern. We have been pursuing several alternatives to address this situation, including raising additional funding through an Offer to Exchange (see Note 9). The funds, if any, we raise in the Offer to Exchange may be insufficient to support our capital requirements for a significant period of time, or at all. Even if the Offer to Exchange is successful, we may need to raise additional funds to support our operations. Any future funding transaction may require us to relinquish rights to some of our intellectual property or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we may be unable to sustain operations through or beyond December 31, 2006, and you may lose your entire investment in our company.

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

•                                          the extent to which our Sound Health Solutions (“SHS”) Centers and other services can be effectively and economically replicated;

•                                          the speed with which we can execute our business plan, including our sales and marketing activities and the costs to establish iVOW Surgical Centers;

•                                          the speed with which we can execute our business plan, including our sales and marketing activities and the costs to establish Sound Health Solutions modeled centers;

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

As of December 31, 2005, our stockholders’ equity dropped below the $2,500,000 threshold to $2,479,320. As a result of the financing we completed in February 2006, our stockholders’ equity was greater than $2,500,000 as of March 31, 2006. We cannot assure you that we will be able to maintain our stockholders’ equity above $2,500,000 or maintain our stock price above $1.00 per share. In addition, we received 1,654,000 shares of common stock of Viking Systems, Inc. (“Viking”) in connection with the sale of our Visualization Technology business. We currently value those shares at a total of $744,300, which represents the trading price of Viking common stock at March 31, 2006. Viking’s common stock is thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking’s common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares. A significant drop in the trading price of Viking’s common stock would negatively affect our financial position and, specifically, our stockholders’ equity balance. Any reduction in our stockholders’ equity associated with a drop in the trading price of Viking common stock could subject us to delisting proceedings by Nasdaq.

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

Since our formation in July 1993, and as of March 31, 2006, we have incurred cumulative net losses of $75.3 million. Specifically, we incurred net losses of, $3.9 million in 2004 and $2.5 million in 2005 and $897,000 in the first three months of 2006. We expect to incur losses for the next several quarters as we continue to implement our business plan. However, we may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

The license fees Viking owes us may not exceed the minimum royalty amounts.

As part of the sale of our Visualization Technology business unit to Viking, we entered a license agreement with Viking under which Viking agreed to pay us royalties over the next five years based on sales from this business unit, with minimum royalties during the five-year period. Viking paid us the minimum royalty of $150,000 for the first year of the license. Viking is a relatively new company, and there is no assurance that it will be successful in selling a significant number of products based on the Visualization Technology business. As a result, there can be no assurance that Viking will owe us more than the minimum royalties set forth in the license agreement. Additionally, if Viking’s business does not succeed, it may not have sufficient funds in the future to pay us the minimum royalty amounts owed to us under the license agreement.

Our liquidity and capital requirements will be difficult to predict.

Our liquidity and capital requirements will depend upon other numerous factors, including the following:

•                                          the extent to which our products and services gain market acceptance;

•                                          costs associated with establishing marketing, and operating our obesity related programs and disease state management business, including the iVOW Centers;

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

Over the past two years we have tested our ability to run outsourced programs through the three programs we currently operate. In addition, the co-founders of SHS bring over seven years of experience as owner-operators of SHS Centers. Nonetheless, we have only a limited direct as well as indirect operating history upon which an evaluation of our prospects can be based. In addition, the bariatric surgical management market is relatively new and is evolving rapidly, which can cause changes in the way clients react to the services offered. We have yet to prove that our management model is appropriate for the market we are addressing. To be successful, it is crucial that we develop strong affiliations with employers, payors, hospitals and providers, and we have as yet limitedly proven our ability to do so. We have established only three significant operating agreements with hospitals to date and operate only two SHS Centers. To successfully implement our business plan, we must establish many more such relationships.

Prior to the favorable ruling by Centers for Medicare & Medicaid Services (“CMS”) in February 2006, we believe our business had been adversely impacted by changes in reimbursement and uncertainty concerning CMS’s decision on whether to provide coverage for gastric bypass surgery. Doctors, hospitals, surgical practices and those companies that support the obesity surgery market will adapt their businesses to the evolving reimbursement and payor policies. We believe that for many of these parties CMS’s affirmative decision on the coverage of gastric bypass surgery is a critical step in their business analysis. However, since CMS only recently announced its decision, it is too early to determine what impact this decision will have on our business.

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

Our business model includes the ownership and operation of our SHS Centers as well as the provision of management services to owners of medical and surgical programs through our iVOW Surgical Center program. With respect to our iVOW Surgical Center program, we will not have an ownership interest in the iVOW Surgical Centers, which will make it more difficult to sustain revenues from these Centers. We will not enjoy directly increased revenue based on the profitability or increased value of particular iVOW Surgical Centers and, without an ownership interest in the iVOW Surgical Centers, we are subject to all the risks of any service provider; our services could be terminated at the end of any contract period for such centers.

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

Our current key employees are Michael H. Owens, M.D., Chief Executive Officer and President; Richard M. Gomberg, Vice President of Finance and Chief Financial Officer; Joann Harper, Vice President, Program Development and Implementation,; Mary Pat Finn, Vice President of Sales; Mary Lou Walen, Associate Vice President, Customer Relations; and Aimee Johnston, Associate Vice President, Marketing Management Services. Key employees of our wholly-owned subsidiary SHS are Steve Morton, Ph.D., Assistant Vice President, Behavioral Services; Jeannette Beatty, Manager of Nutrition; and Pamela Adkins, Manager, Exercise and Testing. We also have entered into long-term consulting engagements with the co-founders of SHS, Dr. Frances Gough and Dr. Teresa Girolami. We do not maintain key personnel life insurance policies on any of these individuals. All of our employees and consultants may terminate their relationships with us at any time, with or without cause, and with or without notice.

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

Risks Related to the Securities Markets, Ownership of our Common Stock and the Offer

Future sales of our common stock in the public market could cause our stock price to fall.

In the private placement financing we completed on February 23, 2006, we issued 290,000 shares of common stock and warrants to purchase 144,998 shares of common stock. We also issued a warrant to purchase 23,200 shares of common stock and a warrant to purchase 11,600 shares of common stock to our selling agent, Dawson James Securities. In the private placement financing we completed on July 26, 2005, we issued 833,328 shares of common stock and warrants to purchase 833,328 shares of common stock. We also issued a warrant to purchase 41,666 shares of common stock and a warrant to purchase 41,666 shares of common stock to our selling agent, Dawson James Securities. In connection with the private placement, we issued 177,252 shares of common stock and warrants to purchase 124,608 shares of common stock in exchange for the 826,447 outstanding shares of Series A preferred stock (the “Series A exchange”). In total, we issued 1,010,580 shares of common stock and warrants to purchase 1,041,268 shares of common stock in the July 2005 private placement and the Series A exchange.

As of May 3, 2006 we had 2,669,947 shares of outstanding common stock. As part of the above transactions, we have filed a registration statement for the July 26, 2005 financing and recently filed a registration statement relating to the February 23, 2006 financing.

In addition, any shares of common stock issued upon exercise of the Exchange Warrants as part of the Offer to Exchange (See Note 8 ) are freely tradeable. Sales of these shares of common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline.

There is a limited market for our common stock and therefore investors may not be able to liquidate their investment in the foreseeable future, if at all.

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future. For example, we only have approximately 190 stockholders of record and the average daily trading volume in our stock is approximately 10,500 shares. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically been highly volatile. For example, between March 2005 and April 2006, the trading price of our common stock ranged from $2.30 to $13.90. The trading price of our common stock may continue to be significantly affected by factors such as:

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

•                                          new products or new contracts by us or our competitors,

•                                          regulatory announcements,

•                                          developments with respect to patents or proprietary rights,

•                                          conditions and trends in the medical device and other technology industries,

•                                          adoption of new accounting standards affecting the health services and disease management industries, and

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

Item 3. Controls and Procedures

(a)            Evaluation of disclosure controls and procedures

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our executive officer and chief financial officer concluded that as of the end of March 31, 2006, our disclosure controls and procedures were effective.

In connection with the audit of our 2005 financial statements, management, together with J. H. Cohn LLP, our independent registered public accounting firm, identified the existence of several significant deficiencies related to the preparation of our financial statements and notes thereto. These significant deficiencies collectively amount to a material weakness in our internal control over financial reporting.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

NUMBER EXHIBIT	DESCRIPTION

3.1(1)	Second Restated Certificate of Incorporation
3.2(3)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.3(6)	Certificate of Amendment of Second Restated Certificate of Incorporation
3.4(2)	Restated Bylaws.
4.1(2)	Form of certificate for common stock.
4.2(7)	Form of Warrant February 2004 Financing
4.3(4)	Form of Warrant May 2004 Financing
4.4(4)	Form of Selling Agent’s Warrant May 2004 Financing
4.5(5)	Form of Warrant 2005 Financing
4.6(5)	Form of Selling Agent’s Warrant 2005 Financing
4.7(7)	Form of Warrant February 2006 Financing
4.8(7)	Form of Selling Agent’s Warrant 2006 Financing
10.1(7)	Sublease Agreement, dated January 12, 2006, between us and Insurance Company of the West
10.2(7)	Form of Subscription Agreement February 2006 Financing
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to our Form 10-K/A, filed on September 10, 1998.

(2)                                  Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 2, 1997.

(3)                                  Incorporated by reference to our Form 10-Q, filed November 14, 2001.

(4)                                  Incorporated by reference to our Form 8-K, filed May 26, 2004.

(5)                                  Incorporated by reference to our Form 10-QSB filed on August 15, 2005, as amended.

(6)                                  Incorporated by reference to our Form 10-QSB filed on May 16, 2005.

(7)                                  Incorporated by reference to our Form 10-KSB, filed March 31, 2006.

*                                        Filed herewith

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVOW, INC.

Date: May 15, 2006	/s/ Michael H. Owens
Michael H. Owens, M.D. President, Chief Executive Officer and Director

Date: May 15, 2006	/s/ Richard M. Gomberg
Richard M. Gomberg Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)