Form 10QSB
period 2006-06-30
iVOW, Inc.
filed 2006-08-14
CIK 1035181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 31, 2006 there were 3,474,865 shares of $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format	Yes ☐ No ☒

iVOW, INC. AND SUBSIDIARY

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

iVOW, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,616,797	$851,315
Restricted cash	—	358,444
Accounts receivable, net	295,655	159,115
Inventories	84,409	43,493
Prepaid insurance	43,463	160,170
Other current assets	69,468	121,210
Total current assets	2,109,792	1,693,747
Property and equipment, net	250,073	252,880
Investment in marketable equity securities of Viking Systems, Inc., available for sale	661,600	661,600
Other assets	39,697	31,414
Goodwill	1,064,046	915,116
Amortizable intangible assets, net	158,983	193,051
Total assets	$4,284,191	$3,747,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$488,231	$216,951
Current portion of capital lease obligations	—	5,803
Short-term bank borrowings	—	316,621
Short-term notes	6,614	103,845
Accrued compensation	291,597	254,522
Deferred revenue	256,953	177,325
Current portion of deferred rent	20,868	26,497
Accrued liabilities	54,142	114,532
Total current liabilities	1,118,405	1,216,096
Note payable	19,754	22,071
Long-term portion of deferred rent	35,192	30,321
Total liabilities	1,173,351	1,268,488

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000; issued and outstanding shares - 0	—	—
Common stock, $.01 par value:
Authorized shares – 70,000,000; issued and outstanding shares - 3,474,865 at June 30, 2006 and 2,303,469 at December 31, 2005	34,749	23,035
Additional paid-in capital	78,348,298	76,241,906
Accumulated other comprehensive income	628,520	628,520
Accumulated deficit	(75,900,727)	(74,414,141)
Total stockholders’ equity	3,110,840	2,479,320
Total liabilities and stockholders’ equity	$4,284,191	$3,747,808

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, Inc. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$746,110	$252,916	$1,350,181	$492,597
Cost and expenses:
Cost of revenues	576,574	237,431	1,150,328	523,028
Product development	2,136	22,956	4,408	100,403
Sales and marketing	270,147	216,076	553,656	488,794
General and administrative	638,927	394,478	1,281,327	966,253
Total costs and expenses	1,487,784	870,941	2,989,719	2,078,478

Loss from operations	(741,674)	(618,025)	(1,639,538)	(1,585,881)
Other income, net	2,426	4,490	2,952	10,212
Loss from continuing operations	(739,248)	(613,535)	(1,636,586)	(1,575,669)
Gain from discontinued operations	150,000	128,588	150,000	132,644
Net loss	(589,248)	(484,947)	(1,486,586)	(1,443,025)
Accretion of dividends on preferred stock	—	(29,362)	—	(35,237)

Net loss applicable to common stockholders	$(589,248)	$(514,309)	$(1,486,586)	$(1,478,262)

Other comprehensive loss:
Net loss	$(589,248)	$(484,947)	$(1,486,586)	$(1,443,025)
Unrealized loss on available-for-sale securities	—	(330,800)	—	(479,660)
Total comprehensive loss	$(589,248)	$(815,747)	$(1,486,586)	$(1,922,685)

Income (loss) per common share basic and diluted:
Continuing operations	$(0.27)	$(0.58)	$(0.63)	$(1.46)
Discontinued operations	0.06	0.12	0.06	0.12
Net loss per common share applicable to common stockholders	$(0.21)	$(0.46)	$(0.57)	$(1.34)

Weighted average shares used in computing basic and diluted loss per common share	2,741,056	1,106,235	2,599,191	1,104,917

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2006

(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance at December 31, 2005	2,303,469	$23,035	$76,241,906	$628,520	$(74,414,141)	$2,479,320

Issuance of stock for purchase of Sound Health Solutions, Inc.	64,194	642	148,288			148,930
Stock-based compensation			77,414			77,414
Issuance of stock and warrants through private placement, net of issuance costs	290,000	2,900	791,829			794,729
Exercise of warrants through exchange program, net of issuance costs	804,918	8,049	1,053,571			1,061,620
Other exercise of warrants	8,333	84	24,917			25,001
Issuance of stock under employee stock purchase plan	3,951	39	10,373			10,412
Net loss					(1,486,586)	(1,486,586)

Balance at June 30, 2006	3,474,865	$34,749	$78,348,298	$628,520	$(75,900,727)	$3,110,840

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net loss from continuing operations	$(1,636,586)	$(1,575,669)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain from discontinued operations	150,000	132,644
Depreciation and amortization	84,772	28,590
Loss on sale of property and equipment	1,039	—
Stock based compensation	77,414	5,748
Changes in operating assets and liabilities:
Accounts receivable	(136,540)	61,460
Inventories	(40,916)	(52,438)
Prepaid insurance	116,707	145,015
Other assets	43,459	(96,828)
Accounts payable	271,280	(44,777)
Accrued compensation	37,075	(24,500)
Deferred revenue	79,628	6,250
Other liabilities	(61,148)	7,664
Net cash used in operating activities	(1,013,816)	(1,406,841)

INVESTING ACTIVITIES
Purchases of property and equipment	(50,611)	(9,266)
Proceeds from the sale of property and equipment	1,675	—
Restricted cash	358,444	—
Proceeds from the sale of business	—	188,797
Net cash provided by investing activities	309,508	179,531

FINANCING ACTIVITIES
Issuance of common stock, net	1,891,762	22,431
Payment on short-term notes	(99,548)	(108,630)
Payments on short-term bank borrowings	(316,621)	—
Payments on capital leases	(5,803)	(12,470)
Net cash provided by (used in) financing activities	1,469,790	(98,669)

Net increase (decrease) in cash and cash equivalents	765,482	(1,325,979)
Cash and cash equivalents at beginning of period	851,315	1,969,561
Cash and cash equivalents at end of period	$1,616,797	$643,582

Non-cash transactions:
Common shares issued for acquistion	$148,930	$—
Accretion of cumulative dividends on preferred stock	—	(35,237)
Conversion of Series A preferred stock to common stock	—	84,125
Supplementary cash flow information:
Interest paid	$12,787	$3,236

See accompanying notes to Condensed Consolidated Financial Statements.

iVOW, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(UNAUDITED)

1.             Basis of Presentation

iVOW, Inc., is incorporated under the laws of the State of Delaware. Collectively, with its subsidiary Sound Health Solutions, Inc., the terms “we,” “us,” “our,” and the “Company” refer to iVOW, Inc. as a combined entity, except where noted or where the context makes clear the reference is only to iVOW, Inc. or Sound Health Solutions, Inc.

The audited financial statements of iVOW, Inc. (the “Company”) and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission (“SEC”), contain additional information about us, our operations, and our financial statements and accounting practices, and should be read in conjunction with this quarterly report on Form 10-QSB. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, pursuant to the rules and regulations of the SEC, and certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, unless significant changes have taken place since the end of the most recent fiscal year.

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

In February 2005, our subsidiary, VOW Solutions, Inc. (“VOW”), was merged with Vista Medical Technologies, Inc. as part of the name change to iVOW, Inc. (“iVOW”). In November 2005, iVOW acquired Sound Health Solutions, Inc. (“SHS”); a Seattle-based healthcare provider specializing in the multidisciplinary medical treatment of obesity as a wholly-owned subsidiary (see Note 8). The condensed consolidated financial statements for 2006 and 2005 include the accounts of our wholly-owned subsidiaries, VOW prior to the merger and SHS from the date of acquisition. Significant intercompany accounts and transactions have been eliminated.

On July 19, 2005, the stockholders of the Company voted to grant authority to the Board to file an amendment to the Company’s Second Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of the issued and outstanding shares of common stock in a ratio for such split that is not less than 1:2 nor greater than 1:10. On October 6, 2005, the Board acted on its authority to effect the split of all shares of common stock issued and outstanding at a rate of 1:10. As a result of the split, all share information in the accompanying condensed consolidated financial statements and these notes have been retroactively adjusted.

We incurred net losses and negative net cash flows from operating activities in 2005 and 2004 and in the first two quarters of 2006, and at June 30, 2006, had an accumulated deficit of $75.9 million. At June 30, 2006, we had cash and cash equivalents of approximately $1,617,000. We believe that our cash and cash equivalents, together with anticipated 2006 net revenues, royalties and interest income, may not be sufficient to meet our anticipated capital requirements through June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. As a result, we will need to raise additional funds.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our intellectual property or products. In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.             Discontinued Operations

On April 15, 2004, we sold our Visualization Technology business unit to Viking Systems, Inc. (“Viking”) under an Asset Purchase Agreement (the “Asset Purchase Agreement”) signed on December 22, 2003. As part of the sale, we also entered into a license agreement with Viking that will pay us royalties over the five year period that began April 15, 2004 based on sales of the acquired products of the Visualization Technology business with minimum royalty payments during the five year period as follows: first year $150,000, years two through four $300,000 and year five $375,000 with a maximum aggregate royalty of $4,500,000 over the five year period. Through June 30, 2006, we have received the first year minimum royalty payment of $150,000 and $150,000 representing the first half of the second year minimum royalty payments. We will maintain ownership rights to all intellectual property and product rights under the license agreement with Viking until the minimum royalty obligations have been satisfied, at which time we will transfer such ownership rights to Viking. We recognize gain from discontinued operations as royalty payments are received.

3.             Investment in equity securities of Viking Systems, Inc.

The cost and fair value of Viking’s securities are as follows:

		June 30, 2006		December 31, 2005
Corporate Equity Securities:	Cost	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value
Viking Systems, Inc.	$33,080	$628,520	$661,600	$628,520	$661,600

4.             Inventories

Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market and consist of vitamin finished goods.

5.             Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share incorporates the dilutive effect of potentially dilutive shares of common stock, including shares attributable to stock options, warrants and other convertible securities. Potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive for all periods presented. For the purpose of determining basic and diluted net loss per share, dividends accreted on previously outstanding preferred stock redemption have been added to the net loss to arrive at net loss applicable to common stockholders. For the three and six month periods ended June 30, 2006, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of diluted common shares were 1,306,663 shares, comprised of 45,607 holdback shares associated with the SHS acquisition, warrants to purchase 738,017 shares and options to purchase up to 523,039 shares of common stock outstanding as of June 30, 2006. For the three and six month period ended June 30, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of diluted common shares were 584,911 shares, comprised of warrants to purchase 375,174 shares, 82,644 shares issuable on conversion of preferred shares and options to purchase up to 127,093 shares of common stock outstanding as of June 30, 2005.

6.             Share-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. Prior to the adoption of FAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee and director options had exercise prices that were equal to the market price. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Instead, new awards and awards that were outstanding on the effective date and are subsequently modified or cancelled will be valued under the provisions given by FAS 123R. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes based on the fair value of the awards under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

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

In applying FAS 123R, we estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with FAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). We estimated the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the six months ended June 30, 2006. We elected to use the simplified method as we changed the estimated contractual life for share-based awards from ten to six and one quarter years starting in the quarter ended March 31, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, under FAS 123, we estimated the expected term based on just the vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The post-vesting forfeiture rate is based on management expectations from historical information and current market expectations. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.

In February 1997, we adopted the 1997 Stock Option Plan/Stock Issuance Plan (the “1997 Plan”). In July 2005, at the annual meeting of the stockholders, we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Plan from 259,250 to 400,000, to extend the life of the plan an additional ten years and provide for the automatic replenishment of shares available for issuance under the 1997 Plan.  Effective as of each January 1 for the life of the 1997 Plan, the maximum number of shares of the Company’s common stock reserved for issuance under the Plan shall be cumulatively increased by the lesser of (i) 2% of the number of the Company’s shares of common stock issued and outstanding on the preceding December 31, (ii) 1,500,000 shares or (iii) a number of shares set by the Company’s board of directors. As a result, on January 1, 2006, the number of shares of common stock available for issuance under our 1997 Plan increased to 446,000 shares. In June 2006, at the annual meeting of the stockholders, we received approval to increase the aggregate number of shares of common stock available for issuance under the 1997 Plan from 446,000 to 646,000.  At June 30, 2006, we had options for 91,706 shares available for grant. Options granted by us generally vest over three to five years and are exercisable from the date of grant for a period of ten years.

The following are the weighted average assumptions (annualized percentages) used in applying the Black-Scholes valuation model for the six months ended June 30, 2006:

Expected dividend yield	None
Expected volatility	112-126%
Risk-free interest rate	1.1%-6.5%
Expected life (years)	1-6.25
Post-vesting forfeiture rate	57%

Total estimated share-based compensation expense related to the 1997 Plan recognized for the three and six months ended June 30, 2006 was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$7,075	$13,648
Sales and marketing	2,589	5,550
General and administrative	35,328	58,190
Total share-based compensation expense	$44,992	$77,388

Total share-based compensation expense per common share:
Basic and diluted	$0.02	$0.03

At June 30, 2006, total unrecognized estimated compensation for future service periods was $531,000 which is expected to be recognized over a weighed average period of 2.9 years.

Prior to adopting FAS 123R, we followed the disclosure-only alternative afforded by FAS 123 and recorded estimated compensation expense for employee stock options for pro forma purposes only based on FAS 123.  However, FAS 123 did not change the requirement to account for stock-based compensation to non-employees using the fair value method prescribed by FAS 123.

Prior to adopting FAS 123R, we applied the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for our employee stock option compensation plans in our historical financial statements. Under APB No. 25, compensation expense was measured using the intrinsic value method as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock. Accordingly, no compensation expense had been recognized in our historical financial statements for our employee stock-based compensation plans in periods prior to January 1, 2006.

Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with FAS 123 using the Black-Scholes option pricing model and amortized over the vesting period, our reported net loss and basic and diluted net loss per common share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stockholders:
As reported	$(514,309)	$(1,478,262)
Pro forma compensation expense using fair value method	(80,908)	(146,943)
Pro forma net loss	$(595,217)	$(1,625,205)

Basic and diluted loss per share applicable to common stockholders:
As reported	$(0.46)	$(1.34)
Pro forma	$(0.54)	$(1.47)

The following table summarizes stock option activity under the 1997 Plan during the six months ended June 30, 2006:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	174,481	$2.32 - $575.00	$11.86
Granted	383,239	$2.61 - $5.64	$2.88
Exercised	—
Canceled	(34,681)	$4.20 - $40.00	6.82

Options outstanding at June 30, 2006	523,039	$2.32 - $575.00	$5.62	$0
Options exercisable	68,605	$2.61 - $575.00	$19.23	$0

1997 Employee Stock Purchase Plan

In February 1997, we adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which permits our eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant’s base salary, and the purchase price per share will not be less than 85% of the lower of the fair market value of the common stock at either the beginning or the end of the semi-annual intervals. In July 2005, at the annual meeting of the stockholders, we received approval to increase the aggregate number of shares of common stock available for issuance under our 1997 Employee Stock Purchase Plan from 15,000 to 30,000 and to extend the term of the plan for an additional ten years. There were 12,926 shares available for issuance at June 30, 2006. Total recognized estimated compensation cost related to the Purchase Plan for the three and six months ended June 30, 2006 was $777 and $3,526, respectively.

7.             Stockholders’ Equity

Financings

On February 13, 2006, we issued 64,194 shares valued at $148,930 relating to a portion of the holdback shares associated with the SHS acquisition (see Note 8).  Upon issuance of the stock, the value of goodwill was increased by $148,930.

On February 22, 2006, we completed a private placement of the Company’s common stock and warrants in which we sold 290,000 units at a purchase price of $3.18 per unit. Each unit consisted of one share of common stock and a warrant to purchase one-half share of the Company’s common stock. The warrants have an exercise price of $3.18 per share and have a five-year term. The private placement resulted in gross proceeds of $922,200. The placement agent received a selling commission equal to 8% of the gross proceeds ($74,008), along with an expense allotment of $25,000. The placement agent also received a warrant to purchase 23,200 units. This warrant has an exercise price of $3.18 per unit and has a five-year term.

Warrants

On June 22, 2006, we completed a warrant exchange program (the “Offer to Exchange”) applicable to all warrants then outstanding for shares of our common stock that were originally exercisable at $3.00 to $19.70 per share.  The purpose of the Offer to Exchange was to raise funds to support the Company’s operations by providing the holders of the outstanding warrants with the opportunity to obtain an exchanged warrant, and encouraging the participating holders to exercise the exchanged warrants by significantly reducing the exercise price to $1.40 to $3.50 per share and shortening the exercise period of the exchanged warrants to ten days.  The Company issued a total of 851,212 exchanged warrants, of which 804,918 were exercised generating proceeds of $1,061,620 net of $68,015 of issuance costs.  The remaining 46,294 exchanged warrants were not exercised and as a result these warrants were canceled.

The following table summarizes warrant activity during the six months ended June 30, 2006:

Number of
Shares
Balance at January 1, 2006	1,417,762
Issued as part of a private placement	179,800
Exercised through exchange program	(804,918)
Other exercises	(8,333)
Canceled	(46,294)
Balance at June 30, 2006	738,017

8.             Acquisition of Sound Health Solutions, Inc.

On November 1, 2005, the Company purchased the business and substantially all assets of SHS and, accordingly, the results of operations of SHS have been included in the accompanying consolidated financial statements from that date. Under the terms of the merger Agreement, iVOW paid the SHS stockholders $125,500 in cash, assumed $317,000 of liabilities of SHS and agreed to issue up to 294,278 shares of common stock (the “Merger Shares”) to the SHS stockholders, of which 184,477 shares with a fair value of $427,987 (based on the closing price of the Company’s stock on November 1, 2005) were issued as of the closing and the remaining 109,801 shares with a fair value of $254,738 were effectively being held in escrow (the “Holdback Shares”) subject to release based on the resolution of the determination of the actual liabilities of SHS and other contingencies set forth in the Merger Agreement.  In February 2006, 64,194 Holdback Shares were issued resulting in an increase to goodwill of $148,930 based on the fair value of those shares on November 1, 2005.

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

Assuming the acquisition had taken place on January 1, 2005, unaudited revenue would have been approximately $618,000 and $1,328,000, while unaudited loss from continuing operations would have been $641,000 and $1,638,000 for the three and six months ended June 30, 2005, respectively. The unaudited basic loss per common share from continuing operations for the three and six months ended June 30, 2005 would have been ($0.58) and ($1.48), respectively.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

THIS QUARTERLY REPORT MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT “RISKS AND UNCERTAINTIES.”  WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF OUR BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-QSB AND OUR 2005 ANNUAL REPORT ON FORM 10-KSB AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Significant Events

On June 22, 2006, we completed a warrant exchange program (the “Offer to Exchange”) applicable to all warrants then outstanding for shares of our common stock that were originally exercisable at $3.00 to $19.70 per share. The purpose of the Offer to Exchange was to raise funds to support the Company’s operations by providing the holders of the outstanding warrants with the opportunity to obtain an exchanged warrant, and encouraging the participating holders to exercise the exchanged warrants by significantly reducing the exercise price to $1.40 to $3.50 per share and shortening the exercise period of the exchanged warrants to ten days.  The Company issued a total of 851,212 exchanged warrants, of which 804,918 were exercised generating proceeds of $1,061,620 net of $68,015 of issuance costs.  The remaining 46,294 exchanged warrants were not exercised and as a result these warrants were canceled.

Reverse Stock Split

On July 19, 2005, at its Annual Meeting of Stockholders, iVOW’s stockholders approved to effect a reverse split of the Company’s outstanding shares of common stock in a ratio of not less than one-for-two or greater than one-for-ten (the “Reverse Split”). On October 6, 2005, iVOW’s Board of Directors set the exact ratio of the Reverse Split at one-for-ten and the Reverse Split was effective as of October 11, 2005.

All references to common share and per-share data for all periods presented have been adjusted to give effect to the Reverse Split.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, accounting for product returns, allowance for doubtful accounts, inventories, income taxes, accounting for stock options and accounting for goodwill. Actual results could differ from these estimates.

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

Share-based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. Prior to the adoption of FAS 123R, we used the intrinsic value method to account for stock options granted to employees and made no charges against earnings with respect to those options at the date of grant since our employee and director options had exercise prices that were equal to the market price. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Instead, new awards and awards that were outstanding on the effective date and are subsequently modified or cancelled will be valued under the provisions given by FAS 123R. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes based on the fair value of the awards under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

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

In applying FAS 123R, we estimate the fair value of options granted using the Black-Scholes option valuation model. We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with FAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). We estimated the expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the six months ended June 30, 2006. We elected to use the simplified method as we changed the contractual life for share-based awards from ten to six and one quarter years starting in the quarter ended March 31, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. Previously, under FAS 123, we estimated the expected term based on just the vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  The post-vesting forfeiture rate is based on management expectations from historical information and current market expectations. For options granted, we amortize the fair value on a straight-line basis over the vesting period of the options.

Our results of operations for three months and six months ended June 30, 2006 versus three months and six month ended June 30, 2005

Revenues. Management and consulting services, product sales and contract revenue for the three and six months ended June 30, 2006 were $746,000 and $1,350,000, respectively, compared to $253,000 and $493,000 for the same periods ended June 30, 2005.  $665,000 of the increase in revenue for the six month period was associated with our new subsidiary, SHS, acquired in November 2005. Management revenue increased $138,000 from having three iVOW centers for the six month period ending in June 2006 compared to two iVOW centers for the first quarter in 2005 and a third center coming online in the second quarter of 2005. While vitamin sales decreased $4,000 in the quarter, it is up $7,000 for the six month period.  The $48,000 increase in consulting over the six month period is due to our blueprint product and training product.  In the quarter, we delivered two blueprints plus completed a training program.

	Three Months	Six Months
	Ended	Ended
Increase (decrease) over prior year	June 30, 2006	June 30, 2006
SHS	$340,000	$665,000
Management fees	52,000	138,000
Vitamins	(4,000)	7,000
Consulting	105,000	48,000
	$493,000	$858,000

Cost of revenues. Our cost of revenues includes fully burdened costs associated with generating management and consulting services revenues along with the fully burdened cost of our vitamin sales. Costs of revenues for the three and six-months ended June 30, 2006 were $577,000 and $1,150,000, respectively, compared to $237,000 and $523,000 for the three and six-months ended June 30, 2006.  The increases were primarily due to the costs associated with the services provided by SHS.  Gross margins improved to 23% and 15% compared to 6% and -6% for the three and six month periods ended June 30, 2006 and 2005, respectively.  As revenue increases, we anticipate margins to continue improving as a portion of our cost of revenues is a fixed component.

Product development. Product development expenses were $2,000 and $4,000 for the three and six-months ended June 30, 2006, respectively, compared to $23,000 and $100,000 for the three and six-months ended June 30, 2005, respectively.  This $96,000 decrease for the six months was primarily related to a reduction in staff time being invested in the development of training programs due to staff reductions that took effect at the end of March 2005 and the completion of the training programs that were under development.

Sales and marketing expenses. Sales and marketing expenses were $270,000 and $554,000 for the three and six-months ended June 30, 2006, respectively, compared to $216,000 and $489,000 for the three and six-months ended June 30, 2005, respectively.  The $54,000 and $65,000 increase for the three and six months ended June 30, 2006, respectively, versus the same period last year is mainly due to advertising promoting our existing iVOW Centers.

General and administrative expenses. General and administrative expenses were $639,000 and $1,281,000 for the three and six-months ended June 30, 2006, respectively, compared to $394,000 and $966,000 for the three and six-months ended June 30, 2005, respectively.  Of the $245,000 increase in the quarter, $118,000 was from SHS and $35,000 was from employee compensation expense associated with the implementation of FAS 123R.  The remaining increase in the quarter was mainly due to accounting, legal and public company expenses associated with the Company’s annual shareholder meeting.  The $315,000 increase for the six-months ended June 30, 2006 was primarily composed of (i) $254,000 from SHS; (ii) $140,000 from accounting, legal and public company expenses; and (iii) $58,000 from employee compensation expense associated with the implementation of FAS 123R with the offset mainly due to a reduction in salaries.

Other income and expense.  For the three and six-months ended June 30, 2006, we had other income, net of expense, of $2,000 and $3,000 respectively, compared to $4,000 and $10,000 for the same period last year.  The decrease for the six-months was primarily related to interest expense associated with short-term borrowings associated with the SHS acquisition.

Discontinued operations.  In the latest quarter we recognized $150,000 in income from the gain on the sale of our technology business. The gain on the sale is the result of having collected half of the 2006 minimum royalty payment from Viking Systems, Inc. in the six months ended June 30, 2006.

Liquidity and capital resources

Net cash used in operating activities for the six months ended June 30, 2006 was $1,014,000 compared to net cash used of $1,407,000 for the corresponding six month period in 2005. The $393,000 decrease in net cash used in operating activities during the 2006 period is primarily attributable to an $128,000 increase in non-cash expenses (stock-based compensation and depreciation and amortization), and a $271,000 increase in accounts payable in 2006 and a $45,000 decrease in 2005.

Net cash provided by investing activities was $310,000 versus $180,000 for the six months ended June 30, 2006 and 2005, respectively. The difference was primarily attributable to restricted cash becoming unrestricted due to the payoff of the short-term bank borrowings related to the acquisition of SHS.

Net cash provided by financing activities was $1,470,000 for the six-months ended June 30, 2006, compared to net cash used in financing activities of $99,000 for the same period in 2005. The increase was mainly attributable to a private placement financing that resulted in net proceeds of $795,000 in February 2006 and a warrant exchange financing that took place in June 2006 with net proceeds of $1,062,000.  This was offset by $317,000 used to pay off short-term bank borrowings related to the purchase of SHS.

We incurred net losses and negative net cash flows from operating activities in 2005, 2004 and in the two quarters of 2006 and at June 30, 2006, had an accumulated deficit of $75.9 million. At June 30, 2006, we had cash and cash equivalents of $1,617,000. We believe that our cash and cash equivalents, together with anticipated 2006 net revenues and interest income, may not be sufficient to meet our anticipated capital requirements through at least December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. As a result, we will need to raise additional funds.  However, there can be no assurance that the requisite fundings will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in product development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

We incurred net losses and negative net cash flows from operating activities in 2004 and 2005 and in the first six months of 2006, and at June 30, 2006, had an accumulated deficit of $75.9 million. At June 30, 2006, we had cash and cash equivalents of $1,617,000.  We believe that our cash and cash equivalents, together with anticipated 2006 and 2007 product revenues and interest income, might not be sufficient to meet our anticipated capital requirements after February 2007. These factors raise substantial doubt about our ability to continue as a going concern. We need to raise additional funds to support our operations. Any future funding transaction may require us to relinquish rights to some of our intellectual property or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. In addition, increases in expenses and delays in signing new management and consulting contracts may adversely impact our cash position and require further cost reductions. If we are unable to secure additional capital, we may be unable to sustain operations through or beyond February 2007, and you may lose your entire investment in our company.

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

As of December 31, 2005, our stockholders’ equity dropped below the $2,500,000 threshold to $2,479,320. As a result of the financings we completed in February and June 2006, our stockholders’ equity was greater than $2,500,000 as of March 31 and June 30, 2006. We cannot assure you that we will be able to maintain our stockholders’ equity above $2,500,000 or maintain our stock price above $1.00 per share. In addition, we received 1,654,000 shares of common stock of Viking Systems, Inc. (“Viking”) in connection with the sale of our Visualization Technology business. We valued those shares at a total of $661,600 as of June 30, 2006 based on the trading price of the shares of Viking common stock at that date. Viking’s common stock is thinly traded and sales of even small numbers of shares can significantly affect the trading price. Because of this, the trading price of Viking’s common stock is likely to fluctuate substantially over time, and this will affect the value we ascribe to our shares. A significant drop in the trading price of Viking’s common stock would negatively affect our financial position and, specifically, our stockholders’ equity balance. Any reduction in our stockholders’ equity associated with a drop in the trading price of Viking common stock could subject us to delisting proceedings by Nasdaq.

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

Since our formation in July 1993, and as of June 30, 2006, we have incurred cumulative net losses of $75.9 million. Specifically, we incurred net losses applicable to common stockholders of, $3.9 million in 2004 and $2.5 million in 2005 and $1.5 million in the first six months of 2006. We expect to incur losses for the next several quarters as we continue to implement our business plan. However, we may never achieve or sustain profitability in the future. Even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

As part of the sale of our Visualization Technology business unit to Viking, we entered a license agreement with Viking under which Viking agreed to pay us royalty payments over the next five years based on sales from this business unit, with minimum royalty payments during the five-year period. Viking paid us the minimum royalty payments of $150,000 for the first year of the license and $150,000 representing the first half of the second year minimum royalty payments. Viking is a relatively new company, and there is no assurance that it will be successful in selling a significant number of products based on the Visualization Technology business. As a result, there can be no assurance that Viking will owe us more than the minimum royalty payments set forth in the license agreement. Additionally, if Viking’s business does not succeed, it may not have sufficient funds in the future to pay us the minimum royalty amounts owed to us under the license agreement.

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

In the warrant exchange program we completed on June 22, 2006, we issued 804,918 shares of common stock.  In the private placement financing we completed on February 23, 2006, we issued 290,000 shares of common stock and warrants to purchase 144,998 shares of common stock. We also issued a warrant to purchase 23,200 shares of common stock and a warrant to purchase 11,600 shares of common stock to our selling agent, Dawson James Securities. In the private placement financing we completed on July 26, 2005, we issued 833,328 shares of common stock and warrants to purchase 833,328 shares of common stock. We also issued a warrant to purchase 41,666 shares of common stock and a warrant to purchase 41,666 shares of common stock to our selling agent, Dawson James Securities. In connection with the private placement, we issued 177,252 shares of common stock and warrants to purchase 124,608 shares of common stock in exchange for the 826,447 outstanding shares of Series A preferred stock (the “Series A exchange”). In total, we issued 1,010,580 shares of common stock and warrants to purchase 1,041,268 shares of common stock in the July 2005 private placement and the Series A exchange.

As of July 31, 2006 we had 3,474,865 shares of outstanding common stock. As part of the above transactions, we have filed registration statements for the July 26, 2005 and February 23, 2006 financings.

In addition, the shares of common stock issued in the warrant exchange program of the Exchange Warrants as part of the Offer to Exchange (see Note 7) are freely tradeable. Sales of these shares of common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline.

There is a limited market for our common stock and therefore investors may not be able to liquidate their investment in the foreseeable future, if at all.

There is a limited market for our common stock even though it is publicly quoted, and the market is not expected to increase significantly in the foreseeable future. For example, we only have approximately 190 stockholders of record and the average daily trading volume in our stock is approximately 4,500 shares. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. The lack of an active trading market in our stock may also cause investors to be unable to sell all of their desired shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. An investment in our company is highly speculative, and an investor should be able to withstand a total loss of the investment.

Our stock price could continue to be volatile and your investment in our common stock could suffer a decline in value, adversely affecting our ability to raise additional capital.

The market prices and trading volumes for securities of emerging companies, like ours, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance. The market price of our common stock has historically been highly volatile. For example, between June 2005 and July 2006, the trading price of our common stock ranged from $1.14 to $6.00. The trading price of our common stock may continue to be significantly affected by factors such as:

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

Item 3. Controls and Procedures

(a)            Evaluation of disclosure controls and procedures

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our executive officer and chief financial officer concluded that as of the end of June 30, 2006, our disclosure controls and procedures were effective.

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

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

At our 2006 Annual Meeting of Stockholders, held on June 2, 2006, stockholders voted to elect the director nominees, George B. DeHuff, James D. Durham and Michael H. Owens, M.D., as Class II directors to serve for a term of three years, or until their respective successors are dully elected and qualified.  The number of votes for, against/abstained and the broker non-votes for the director nominees were as follows:

	Number of Shares
		Voted Against/	Broker
	Vote For	Abstain	Non-Votes
George B. DeHuff	2,208,199	51,844	0
James D. Durham	2,206,664	53,379	0
Michael H. Owens, M.D.	2,195,861	64,182	0

John R. Lyon and William J. Nydam, whose terms as directors of our company expire at our 2007 Annual Meeting of Stockholders, and Scott R. Pancoast and C. Fred Toney whose terms as directors of our company expire at our 2008 Annual Meeting of Stockholders, will continue to serve as directors of our company until their respective terms expire or until their respective successor has been elected and qualified.

At the 2006 Annual Meeting, our stockholders approved each of the following actions as set forth below:

	Number of Shares
				Broker
	Vote For	Voted Against	Abstentions	Non-Votes
1. Approved the issuance of shares of our common stock representing more than 20% of the outstanding shares at a discount to the market price in connection with a warrant exchange.	1,536,268	77,058	105,975	540,742
2. Approved the issuance of shares of our common stock that may represent more than 20% of the outstanding shares in connection with a private placement.	1,536,203	77,123	105,975	540,742
3. Approved an amendment to the 1997 Stock Option/Stock Issuance Plan (the “Plan”) to increase the number of shares available for issuance under the Plan and to provide for an increase in the number of our shares issued under the automatic option grant program.	1,613,141	96,195	9,965	540,742
4. Ratified the selection of J.H. Cohn LLP as our independent registered public accounting firm for fiscal year 2006.	2,229,847	20,841	9,355	0

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

iVOW, INC.

Date:August 11, 2006	/s/ Michael H. Owens
Michael H. Owens, M.D. President, Chief Executive Officer and Director

Date: August 11, 2006	/s/ Richard M. Gomberg
Richard M. Gomberg Vice President of Finance, Chief Financial Officer and Secretary (Principal financial and accounting officer)